Form 10-K
period 2015-12-31
RADISYS CORP
filed 2016-03-02
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2015 of $2.56) of the registrant as of June 30, 2015 was approximately $92,813,939. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of February 26, 2016: 37,026,201
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RADISYS CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Radisys Corporation (NASDAQ: RSYS), the services acceleration company, helps communications and content providers as well as their strategic partners create new revenue streams and drive cost out of their services delivery infrastructure. Radisys’ application aware traffic distribution platforms, real-time media processing products and wireless access technologies enable service providers to maximize, virtualize and monetize their networks. These products help accelerate our customer's ability to bring high-value telecom applications to market faster and with lower investment and risk. Our products and services fall within two operating segments: Software-Systems and Embedded Products and Hardware Services.

•
Software-Systems products are targeted at delivering differentiated solutions for service providers in their deployment of next generation networks and technologies. Software-Systems products include the following three product families:

◦
FlowEngine, our recently released product-line targeting the communication service provider traffic management market, is a family of products designed to rapidly classify millions of data flows and then distribute these flows to thousands of Virtualized Network Functions ("VNF"). FlowEngine offloads the processing for packet classification and distribution, improving virtualized function utilization and making the overall Network Functions Virtualization ("NFV") architecture more efficient. A FlowEngine system consists of FlowEngine software running on a Traffic Distribution Engine ("TDE") platform. FlowEngine Software enables communication service providers to efficiently transition towards NFV and software-defined networking ("SDN") architectures allowing increased service agility and quicker time to revenue for new service offerings. FlowEngine accomplishes this by integrating a targeted subset of edge routing, data center switching, and load balancing functionality, coupled with standards based SDN protocols, enabling our customers to significantly reduce the investment necessary to efficiently process data flows in virtualized communications environments.

◦
MediaEngine products are designed into the IP Multimedia Subsystem ("IMS") core of telecom networks, providing the necessary media processing capabilities required for a broad range of applications including Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), Web Real-Time Communication ("WebRTC"), multimedia conferencing, as well as the transcoding required to achieve interoperability between legacy and new generation devices using disparate audio and video codecs. Our MediaEngine OneMRF strategy helps service providers consolidate their real-time IP media processing into a vendor and application agnostic platform, which drives cost out of their service delivery platform and enables accelerated deployment and introduction of new services. We sell a turnkey high density system, the MediaEngine MPX-12000, as well as a virtualized software-only vMRF for customers who require media processing in an NFV architecture or lower-density processing platforms. As carriers consolidate network capacity from older (3G and 2G) architectures onto new LTE architectures, they will deploy IMS and VoLTE applications. Our MediaEngine provides the essential media processing capability that enables service providers to deliver audio, video or other multimedia services over their all-IP networks.

◦
CellEngine software, which includes our TOTALeNodeB LTE and Femtotality 3G software products, provides the communication linkage between wireless end user devices and mobile core networks through small cell base stations that mobile carriers are deploying to optimize wireless network spectrum utilization and coverage. Our focus is providing software protocol stacks and applications that enable small 3G and LTE operator-controlled, low-power wireless base stations (known as small cells, femtocells, enterprise femtocells and picocells), which enable improved cellular coverage and capacity for homes and enterprises as well as metropolitan and rural areas. CellEngine software technology is typically sold to small cell access point solution vendors requiring a common software and baseband processing platform that is already pre-integrated with leading eNodeB System on Chip ("SOC") vendors. Additionally, we leverage our CellEngine technology to enable small cell applications to capture share in adjacent markets such as aerospace and defense, public safety and test and measurement.

◦
Also included in this segment is our Professional Services organization that is staffed with telecommunications experts who are available to assist our customers as they develop their own unique telecommunications products and applications as well as accelerating specific features developed across our

Software-Systems product families. Our strategy is to enable the efficient and cost-effective adoption of our Software-Systems products as customers integrate them into complete systems.

•
Embedded Products and Hardware Services are predominantly hardware-based products that enable the control and movement of data in both 3G and LTE telecom networks as well as bring the economies of the data center and the agility of the cloud to service provider infrastructure. Our products enable network elements for applications such as Deep Packet Inspection ("DPI"), policy management and intelligent gateways (security, femto and LTE gateways) as well as accelerate the transformation to cloud based hyper scale compute, storage and network fabrics. Additionally, our products enable image processing capabilities for healthcare markets and enable cost-effective and energy-efficient computing capabilities dedicated for industrial deployments. Our professional service organization of systems architects, hardware designers, and network experts accelerates our customers' time to market on these revenue generating assets.

Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

Market Drivers
Our Software-Systems products uniquely position us to capitalize on the upcoming global deployments of LTE mobile networks, monetizing the services that will be delivered on LTE networks, while also providing solutions to help communication service providers virtualize their core network infrastructures. In addition, as computer hardware continues to become more commoditized and carriers respond by moving away from purpose-built network elements to a virtualized architecture, the demand for devices that ensure the efficient and cost-effective flow of ever increasing amounts of data is expected to grow significantly; specifically, demand for data and video traffic continues to expand exponentially as a result of increasing usage of smart phones, tablets and other wireless devices. In this evolving market, success demands a deep expertise in deploying fully integrated custom wireless applications. The key market drivers that we view as fundamental to our future success include the following:

•
Virtualizing the Core Network. Operators are continually looking to increase average revenue per user, while reducing infrastructure costs and accelerating the deployment of new and exciting revenue-generating features. Communication service providers are turning to SDN and NFV to manage these flows, but server-based solutions require very high processing performance on the underlying Commercial off-the-shelf ("COTS") servers, which does not scale to the forecasted increase in data traffic. Our family of FlowEngine TDE Systems perform flow classification and then make intelligent flow distribution decisions, thereby leaving more processing power on the COTS servers for NFV applications. This results in a more efficient NFV architecture, which reduces both capital and operating expenditures for service providers.

•
Monetizing VoLTE and Video. Operators are continuing to deploy revenue-generating applications for next generation LTE networks such as VoLTE, VoWiFi, WebRTC, Multimedia Conferencing, Mobile Value Added Services, Voice over IP ("VoIP") and Video over IP Communications. This growing variety of services and access technologies also introduces new high-definition audio and video codecs into the network, driving a need for transcoding audio streams encoded using different codec standards, or trans-rating video streams to connect an HD large screen video terminal to a mobile device with a smaller screen or slower network connection. In next generation IMS architectures, it is the Media Resource Function ("MRF") that performs the intensive audio and video media packet processing, providing the underlying foundation that enables delivery of these customer applications. Our vMRF is designed to provide media processing as a virtualized network function in an NFV architecture, while the Media Engine MPX-12000 is an advanced multimedia resource function for IMS networks that provides the scalable IP media processing required for high-capacity VoLTE, HD video and multimedia transcoding.

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

In addition to these fundamental market growth drivers, we believe the traditional embedded hardware markets, specifically in telecom where our Embedded Products and Hardware Services products are targeted, has been under significant pressure over the last several years. The industry has experienced increased hardware commoditization that, along with SDN and NFV trends and the improved capability of a data center like topology, has permanently altered the landscape for embedded telecom equipment manufacturers. This has resulted in the continued contraction of the overall market for these technologies. In this environment, it is necessary to narrow our focus and investment to strategic partnerships with key customers that value the quality, technology and extended support we provide.

Our Strategy
Our strategy is to help communication services providers, and their strategic partners, create new revenue streams and drive cost out of their services delivery infrastructure. Our service-aware traffic distribution platforms, real-time media processing engines and wireless access technologies enable our customers to maximize, virtualize and monetize their networks. Our top strategic priorities across product families are:

•
FlowEngine: products designed to accelerate new service introduction in a scalable SDN-enabled networks while significantly reducing network complexity and required investment. The explosion of video, broadband mobile devices and the Internet of Things has led to millions of data flows traversing the packet network. Content and service providers are keen to manage and monetize these broadband data flows. The service-aware FlowEngine intelligently distributes data flows to the VNF resources applicable to each session’s processing requirements, such as ad-insertion/removal applications, parental control applications, video optimization, encryption-decryption offloading and policy enforcement applications all at line-rate speeds. Targeted specifically for communications and content providers that want more control and flexibility in their network, FlowEngine is interoperable with SDN controllers via standards based on OpenFlow and provides unmatched flexibility, control and maximum efficiency. We are working directly with a number of forward looking communication service providers and partners to accelerate service delivery, including SDN controller company Sanctum Networks and our recent inclusion within the Open Networking Lab ("On.lab") as a contributing partner to integrate the open source based ONOS ("Open Network Operating System") SDN controller and orchestration fabric with our flow engine solution.  Our relationship with Ezchip continues to drive our service scalability and performance in the data plane and stay ahead of the competition.  The recent acquisition by Mellanox of EzChip enhances and expands our joint market reach by leveraging the marketing potential within the larger Mellanox customer and partner ecosystem.

•
MediaEngine: the MediaEngine MPX-12000 and vMRF, that furnish the media processing capabilities necessary for our customers' VoLTE and VoWiFi deployments, transcoding needs and early WebRTC work, while at the same time maintaining our market position in legacy audio conferencing applications. This includes enabling our OneMRF strategy via the development of a rich ecosystem of independent software vendors and key channels to market via system integrators and OEM relationships with leading network equipment suppliers.

•
CellEngine: integrated software systems that optimize carrier utilization of wireless spectrum through the deployment of small cell based wireless access points. We also seek to maximize the market potential of this technology beyond dedicated small cell applications to adjacent markets such as defense and aerospace, manufacturing and test markets that utilize the same underlying technology.

•
Embedded Products and Hardware Services: focusing on only those key strategic customers' who value the quality, technology, flexibility and extended support we provide, and who have adequate scale that meets our profitability objectives. This strategy will enable us to generate steady levels of profitability and cash flow over the coming years, enabling the investment required to fuel our Software-Systems growth, while also continuing to support and win new business with our critical embedded products customer base. We will continue our focus on Perfect Fit Solution ("PFS") and computer-on-module requirements from the healthcare market and continuously extend our footprint in this market to respond to projected demand growth in the next several years.

•
In addition, our newly launched data center product targeted at telecom and cable operators will provide meaningful growth opportunities within this segment as we gain further traction in this market helping carriers evolve from traditional to next-generation architectures which better enable the video and differentiated services demanded by consumers. We expect to sell this product directly to operators and over time will also provide a pull-through opportunity for our Software-Systems segment, specifically FlowEngine products, as our products evolve to fit within the new data center architecture.

We believe we are positioned to address the needs of our customers by:

•
Providing the technology that our customers require to meet the needs of continually evolving LTE and cable networks and the move to software defined virtualized networks. Our FlowEngine, MediaEngine, and CellEngine product families leverage our unique technology and capabilities in traffic management, media processing, and protocol signaling that provide performance differentiation from our competition and thus enable customers to focus on their own differentiation and value-added applications.

•
Accelerating time-to-market for our customers. We offer standards-based, turn-key products across our Software-Systems product portfolio. We believe these products, combined with our vast telecom expertise, provide communication service providers, cable operators and Original Equipment Manufacturer ("OEM") customers with significant time-to-market advantages when compared to systems developed internally and other competing technologies.

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

Our Products

Our portfolio of products addresses a variety of customer requirements. We have differentiated our products into the following segments and product families:

•	Software-Systems. Software-Systems is comprised of three product families: FlowEngine, MediaEngine and CellEngine.

◦
FlowEngine. Our recently launched FlowEngine product line consists of traffic distribution products designed for deployment in communication service provider traffic management markets. The key role of these products is to classify session data flows and intelligently distribute these flows to appropriate network processing resources. Included in the FlowEngine product family today is the Traffic Distribution Engine (TDE) network platforms, the TDE-200, TDE-500 and TDE-1000. The TDE platforms employ high performance packet classification and flow-based load balancing to offload complex data plane processing from physical and VNFs. By doing so, this appliance allows communications service providers to efficiently transition towards a NFV architecture for providing subscriber services.

Our TDE family of products, coupled with our FlowEngine software, reduces service provider network costs by integrating a targeted subset of data plane features related to edge routing, data center switching, and load balancing, along with SDN control. Key service provider use cases include traffic steering to dedicated network resource platforms such as video optimization and content caching, service function chaining to discrete pools of VNF applications, and SDN-controlled traffic load balancing in packet optical networks.

◦
Media Engine. Our family of MediaEngine products are powerful, reusable and highly scalable multimedia processing systems that enable audio and video conferencing, VoLTE, VoWiFi and mobile video services across next generation wireless networks. We sell our Media Engine products to telecommunication service providers, telecom equipment manufacturers, wireless operators, real-time communication system developers, OEM and enterprise customers.

Our MediaEngine products also enable the convergence of fixed and mobile networks by delivering a shared media processing resource for any access network, including 4G/LTE wireless, broadband, cable, public switched telephone network ("PSTN") or satellite. The system's multi-service versatility enables service providers, as well as their application development and network infrastructure partners, to rapidly deploy innovative high-margin telecommunications services that include multimedia conferencing, ringback tones, unified communications and contact center applications. Our voice quality enhancement ("VQE") group of features is specifically designed to address noise, packet loss, and echo in packet voice networks, which enhances the usability and differentiation of VoIP services. We believe ongoing investments in our Video over IP capabilities and densities will help grow our business from serving VoIP/VoLTE/VoWiFi audio services into high-value video-enabled and mobile services. We also invest in IP-IP transcoding, transrating, and media conditioning features to address growing scalability requirements to achieve seamless IP media stream interworking between 3G mobile, VoLTE IMS, Over-The-Top ("OTT"), and emerging WebRTC services and networks.

Our MediaEngine product family consists of the MediaEngine MPX-12000, a hardware-based fault-resilient MRF, as well as our vMRF software, which is designed for Linux servers and virtualized cloud deployments. Radisys provides a common media processing foundation for all of our MediaEngine products, ensuring identical media processing features, control interface, and management capabilities across the Media Engine product family, providing a unique value proposition to our customers.

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

•
Embedded Products and Hardware Services. Our Embedded Products and Hardware Services segment provides customers with hardware based products targeted at the communications and healthcare markets. Our hardware design experience, coupled with our manufacturing, supply chain, integration and service capabilities allow us to provide continued differentiation from our competition. Products within this segment fall under the following primary categories:

◦
T-Series ATCA Platforms. Our T-Series ATCA product family includes a suite of fully integrated, application ready, software-rich hardware products that are largely ATCA based and modular in nature and enable configuration for a wide variety of applications. As a common managed platform, we believe our T-Series ATCA platforms provide carriers with faster time to market, configuration flexibility, and reduced service and support costs on the network elements they deploy.

Based on the standard ATCA form factor, the T-Series ATCA platforms integrate a number of key products and applications to enable functions within the wireless network core. These products are comprised of carrier blades, chassis, disk modules, line cards, processing and switch modules and complete systems that integrate the complete functionality offered by our ATCA products.

◦
Computer-on Module and Rack Mount Servers. These products are targeted primarily at the medical imaging, test and measurement, and aerospace and defense markets. We have two primary product families in this category:

▪
Computer-on-Module Express. COM Express products are small form factor compute modules designed for applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design-level intellectual property ("IP") on a separate carrier board. We believe our standards-based COM Express modules help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design turnover that comes with implementing new processor generations.

▪
Rack Mount Servers. Our enabling Rackmount Servers specialize in meeting the needs of specific applications that are designed to be the central control point of a larger integrated system. Medical imaging and diagnostic systems are examples of systems that incorporate these enabling servers

◦
Other Products. These products comprise our remaining product offerings not specifically included in the above categories. These products are primarily custom built pre-ATCA based telecommunication products based on earlier technology standards.

◦
Next-generation data center products. This recently launched product brings the economies of the data center and the agility of the cloud to service provider infrastructure, allowing them to accelerate the transformation to cloud based hyper scale compute, storage and networking fabrics utilizing the best of COTS and open source hardware and software coupled with world class service and support.

Competition

Our primary competition is as follows:

•
Our target customers. As we sell certain of our products to equipment manufacturers and not direct to end customers, our primary competition is from our existing and potential future customers who choose to remain vertically integrated and internally develop their own enabling technology.

•
Software- Systems. The primary competitors in FlowEngine consist of traditional load balancing vendors and new entrants to the SDN market such as Corsa and Noviflow. We face competition in the MediaEngine market primarily from Dialogic, Dolby, Compunetix, HP, and Nokia Solutions and Networks. Our primary competitors in the enabling software systems market, into which our CellEngine software is sold, are Aricent Group and NodeH.

•	Embedded Products and Hardware Services. Our competitors in this space include Artesyn Embedded Technologies, Advantech Co, ADLink Technologies and Kontron AG.

We believe the main competitive factors are product performance, quality, service, time to market, ability to respond to technological change and/or price. Our system level architecture and design expertise coupled with our broad technology portfolio, flexibility in working intimately with system makers, and our ability to combine commercial off the shelf platforms with networking software and services to complete systems, enable product differentiation when compared to our competition. We believe our rapid design cycles and standards-based systems paired with our design and manufacturing presence in low-cost geographies will provide customers with a time to market advantage at a lower total cost.

Customers

Our customers include many leading manufacturers who sell their products into a variety of end markets. Examples of these customers include: AAI Corporation, Arrow Electronics, AT&T (fulfilled through Nokia Solutions and Networks), NetScout Systems, Lestina International, Mitel (through their recent acquisition of Mavenir), NEC, Nokia Solutions and Networks, Philips Healthcare, Reliance Jio, and West Corporation.

Our five largest customers, accounting for approximately 49% of revenues in 2015, are listed below with an example of the type of application which incorporates our products:

Customer	Application / End Customer
Nokia Solutions and Networks
2, 2.5, and 3G wireless infrastructure equipment incorporated into Nokia Networks solutions which includes our ATCA portfolio as well as our MediaEngine portfolio which powers Nokia’s VoLTE and VoWiFi solutions globally

Philips Healthcare	Medical imaging equipment
NetScout Systems	Network performance monitoring equipment and network security
Reliance Jio Infocomm	Real-time media processing systems for VoLTE/VoWiFi services
Mitel	ATCA Products and Real-time media processing systems for VoLTE/VoWiFi services

Nokia Solutions and Networks was our largest customer in 2015, accounting for 16% of 2015 revenues and Phillips Healthcare accounted for 10% of 2015 revenues. A tier-one U.S. carrier accounted for 36% of our accounts receivable and Reliance Jio Infocomm accounted for 15% of our accounts receivable as of December 31, 2015.

Supply Chain Operations

Our manufacturing is fully outsourced to a single contract manufacturing partner in Asia as we believe utilizing a contract manufacturing partner provides product cost advantages.  We presently have offices in Shenzhen, China and Hillsboro, Oregon that oversee the supply chain management, manufacturing, integration and product testing and quality efforts conducted by our contract manufacturing partner.

Professional Services

Our professional services organization actively partners with our customers in the development of Software-Systems technology features across our product portfolio to provide next generation architecture, product development engineering and development verification. Integration and testing services include validation, certification and network integration, support and training. Additionally, we offer deployment services such as branding, cost management and lifecycle management. Total professional services headcount located in our Bangalore, India facility was 119 as of December 31, 2015.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and expand the range of our product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Our research and development ("R&D") staff consisted of 310 engineers and technicians as of December 31, 2015 located in India, China, the U.S and Canada. R&D expense in 2015, 2014 and 2013 was $25.5 million, $32.0 million and $45.0 million.

Sales, Marketing and Service

Our products are sold through a variety of channels, including direct sales, distributors, sales representatives, and system integrators. Our sales teams, in conjunction with our product marketing and product development teams, collaborate with customers to accelerate product development and achieve higher quality, lower development and product cost and faster time to market for their products. Our total direct sales and marketing headcount was 52 as of December 31, 2015.

We market and sell our products in North America, Europe, Middle East and Africa ("EMEA") and Asia Pacific. In each of these geographic markets, products are sold principally through a direct sales force located in the U.S., Canada, Europe, China, and India. In addition, our direct sales team is supplemented with indirect sales representatives, which cost-effectively broadens our addressable markets and enables access to additional customers where we do not have a direct presence. In 2015, global revenues were comprised geographically as follows: 45% from North America, 17% from EMEA and 38% from Asia Pacific. See Note 17—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area and financial information regarding revenues of classes of similar products.

We have a worldwide hardware services organization focused on meeting our customers' needs for hardware repair, system integration, and training. In addition, if required by our customers, we provide technical support and maintenance service for Embedded Products and Hardware Services and Software-Systems products due to the software-rich content of the products. Certain customers enter into technical support and maintenance service agreements that provide access to product upgrades and enhancements over the life of the contract as such releases become generally available.

Backlog

As of December 31, 2015, our backlog was approximately $23.1 million, compared to $34.5 million as of December 31, 2014. We include in our backlog only unshipped purchase orders scheduled for delivery within the next twelve months.

Intellectual Property

We hold 43 U.S. and 17 foreign utility patents, and no U.S. or foreign patent applications are pending. We also rely on copyrights, trademarks, trade secrets, know-how and rapid time to market for protection and leverage of our intellectual property. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of December 31, 2015, we had 710 employees, comprised of 678 regular employees and 32 temporary employees or contractors. We are not subject to any collective bargaining agreements, have never been subject to a work stoppage, and believe we have maintained good relationships with our employees.

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

•	timing of revenue recognition;

•	expected customer orders;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities;

•	continued implementation of the Company's next-generation datacenter product; and

•	other statements that are not historical facts.

These factors include, among others, the continued implementation of the Company’s next-generation datacenter product, customer implementation of traffic management solutions, the outcome of product trials, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, the Company's dependence on certain customers and high degree of customer concentration, the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, actions by regulatory authorities or other third parties, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, fluctuations in currency exchange rates, key employee attrition, the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the potential need to raise additional funding and other factors listed in Item 1A “Risk Factors” and in other reports we file with the SEC. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

For 2015, 2014 and 2013 we derived 49%, 51%, and 52% of our revenues from our five largest customers during these periods. These five customers in 2015 were Nokia Solutions and Networks, Philips Healthcare, NetScout Systems, Reliance Jio Infocomm and Mitel, each of which purchase a variety of products from us. During 2015, 2014 and 2013, revenues attributable to our largest customer, Nokia Solutions and Networks, were 16%, 17% and 19%. Due to our significant customer concentration, our largest customers have additional pricing power over us that can adversely affect revenues and gross margins or cause us to exit lines of business with them that do not meet profitability objectives. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of these customers could materially affect our revenues and profitability. Generally, our products are components for our customers’ products and in certain instances our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

We use one contract manufacturer to assemble certain products, and a loss or degradation in performance of our contract manufacturer could have a material adverse effect on our business or our profitability.
If our third party manufacturer fails to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturer could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, our contract manufacturer may decide in the future to discontinue conducting business with us. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturer, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms. Furthermore, our contract manufacturer could require us to move to another one of its production facilities. This could disrupt our ability to fulfill customer orders during a transition and impact our ability to utilize our current supply chain and attain raw materials.
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
If we experience delays in the customer implementation process of our next-generation datacenter product, it could delay our ability to recognize expected revenues, increase our anticipated costs and otherwise negatively impact our growth expectations.
Our customer relationships and overall business will suffer if we encounter significant problems implementing our next-generation datacenter product. To the extent we encounter difficulties in implementing our next-generation datacenter product, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. Delays in implementation of our next-generation datacenter product could harm our reputation, cause us to lose existing customers, lead to potential customer disputes or limit the adoption rate of our solutions, and our business, operating results and financial condition could be materially and adversely affected.

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

The recent global economic contraction has caused many of our component suppliers to reduce their manufacturing capacity. As the global economy improves, our component suppliers are experiencing and may continue to experience supply constraints until they expand capacity to meet increased levels of demand. These supply constraints may adversely affect the availability and lead times of components for our products. Increased lead times mean we may have to forsake flexibility in aligning our supply to customer demand changes and increase our exposure to excess inventory since we may have to order material earlier and in larger quantities. Further, supply constraints will likely result in increased expediting and overall procurement costs as we attempt to meet customer demand requirements. In addition, these supply constraints may affect our ability, as well as our contract manufacturer's ability, to meet customer demand and thus result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

Because of the limited number of direct, and indirect suppliers, or in some cases, one supplier, for some of the components we and our contract manufacturer use, a loss of a supplier, a decline in the quality and/or a shortage in any of these components could have a material adverse effect on our business or our profitability.

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components our contract manufacturer uses in the manufacturing of our products and any disruption in supply could adversely impact our financial performance. For example, certain silicon is solely sourced from large silicon producers. We obtain these components from resellers, integrators and component manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. Delayed sales can also result from our silicon vendors' delays or cancellations of new technologies and products as these technologies and products are often designed into our new Radisys products before they are fully available from our suppliers. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.
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

We intend to expand into new markets and develop new products and applications based on our existing technologies integrated with new technologies organically developed or acquired such as our new FlowEngine product line. These efforts have required and will continue to require us to make substantial investments, including but not limited to significant research, development and engineering expenditures. We plan to devote significant resources to the development of technologies and applications in markets where our operating history is less extensive. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Some of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. If we are unable to successfully establish new offerings in light of the competitive environment, our operating results may suffer. Additionally, many of the new products and applications we are working on may take longer and more resources to develop and commercialize than originally anticipated. Specific risks in connection with expanding into new products and markets include, but are not limited to, the inability to transfer our quality standards and technology into new products, the failure of customers to accept our new products, longer product development cycles and competition and intellectual property disputes. New products and applications could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. We may not be able to successfully manage expansion into new markets and products and these unsuccessful efforts may harm our financial condition and operating results.

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

Many of our products and applications are components for our customers’ products and, in certain instances, our customers are not the end-users of our products and applications. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change, consolidation of providers and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. We are expanding into applications either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

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

There are trends and factors affecting our markets and our sources of supply that are beyond our control and may negatively affect our cost of sales. Such trends and factors include: adverse changes in the cost of raw commodities and increasing freight, energy, and labor costs in developing regions such as China and India. Our business strategy has been to provide customers with faster time-to-market and greater value solutions in order to help them compete in an industry that generally faces downward pricing pressure. In addition, our competitors have in the past lowered, and may again in the future, lower prices in order to increase their market share, which would ultimately reduce the price we may realize from our customers. If we are unable to realize prices that allow us to continue to compete on this basis of performance, our profit margin, market share, and overall financial condition and operating results may be materially and adversely affected.

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

In 2015, 2014 and 2013, as measured by delivery destination, we derived 17.0%, 22.2% and 22.1% of our revenues from EMEA and 38.3%, 38.0% and 34.3% from Asia Pacific. In 2015, all of our manufacturing was completed by our U.S. contract manufacturer's Asian supply chain and operations. As a result, we are subject to worldwide economic and market conditions risks generally associated with global trade such as fluctuating exchange rates, tariff and trade policies, increased protectionism of foreign governments, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect the results of our operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of tightening credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

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

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime and cyber- attacks could pose a risk to our systems, networks, products, solutions, services and data.

Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime and cyber-attacks pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, and solutions remain potentially vulnerable to advanced persistent threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

We have experienced net losses in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed and our business may suffer.

We experienced net losses of $14.7 million, $27.6 million, and $49.4 million for fiscal year 2015, 2014 and 2013. As of December 31, 2015, our accumulated deficit was $271.3 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. We may also increase our research and development expenses based on projections of revenue growth.
Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline.

Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

Our products are technologically complex and are typically intended for use in applications that may be critical to the business of our customers. Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new communications equipment. The sales cycles of our products to new customers are approximately six to twelve months after a design win, depending on the type of customer and complexity of the product. This time period may be further extended because of internal testing, field trials and requests for the addition or customization of features. This delays the time until we realize revenue and results in significant investment of resources in attempting to make sales.
Long sales cycles also subject us to risks not usually encountered in a short sales span, including customers’ budgetary constraints, internal acceptance reviews and cancellation. In addition, orders expected in one quarter could shift to another because of the timing of customers’ procurement decisions. The time required to implement our products can vary significantly with the needs of our customers and generally exceeds several months; larger implementations can take multiple calendar quarters. This complicates our planning processes and reduces the predictability of our revenues.

We have a substantial level of indebtedness and future obligations relative to our cash position.

As of December 31, 2015, we had $20.8 million of cash and cash equivalents which consisted of $14.1 million held domestically and $6.7 million held by foreign subsidiaries, and we had a $15 million outstanding balance on our line of credit. In addition, we have various other short-term obligations which will require use of our cash to satisfy. This level of debt and our ability to repay or refinance this debt prior to maturity may have negative consequences to our business, including:

•	increasing the difficulty of our ability to make payments on our outstanding debt;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, acquisitions;

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

If required to fund operations, refinance debt or for other general corporate purposes, as of December 31, 2015 we had $8.3 million of total borrowing availability remaining under the 2014 agreement with Silicon Valley Bank. Under the Amended Agreement entered into on February 8, 2016, we would have had $18.3 million available for borrowing under our secured revolving line of credit agreement, which matures on February 8, 2018. The line of credit, however, is subject to certain financial covenants and may not be available, in full or in part, on dates we may attempt to draw on the line in the future.

On February 17, 2015, we paid the remaining $18 million balance of our 4.50% convertible senior notes due 2015 from a combination of cash on hand and borrowings under our Silicon Valley Bank line of credit.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our principal properties at December 31, 2015 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office	Headquarters, manufacturing support, marketing, research and engineering	75,760	Leased
Bangalore, India	Office	Research and engineering and professional services	99,206	Leased
Shenzhen, China	Office	Manufacturing support, research and engineering	60,612	Leased

We also lease sales and support offices in Burnaby, Canada, Marlboro, Massachusetts, Gdansk, Poland, and San Diego, California.

Item 3. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2015, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

	High	Low
2015
Fourth Quarter	$3.00	$2.57
Third Quarter	2.98	2.33
Second Quarter	3.00	1.93
First Quarter	2.74	1.79
2014
Fourth Quarter	$2.78	$2.08
Third Quarter	3.67	2.57
Second Quarter	3.71	2.82
First Quarter	4.59	2.18

The closing price as reported on the NASDAQ Global Select Market on February 26, 2016 was $2.61 per share. As of February 26, 2016, there were approximately 432 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in “street name” by brokers and other financial institutions for the benefit of individual investors.

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

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the NASDAQ Composite Index, the S&P 500 Index, and the NASDAQ Telecommunications Index for the period of December 31, 2010 through December 31, 2015. The graph reflects the investment of $100 on December 31, 2010 in our stock, the S&P 500 Index, the NASDAQ Index, and in the published industry indexes.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Radisys Corporation, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Telecommunications Index

*	$100 invested on 12/31/2010 in the Company's common stock or the applicable index, including reinvestment of dividends.
Fiscal Year ending December 31.

	12/2010	12/2011	12/2012	12/2013	12/2014	12/2015
Radisys	100.00	56.85	33.48	25.73	26.29	31.12
NASDAQ Composite	100.00	98.20	113.82	157.44	178.53	188.75
S&P 500	100.00	100.00	113.40	146.97	163.71	162.52
NASDAQ Telecommunications	100.00	87.38	89.13	110.54	120.38	111.36

Item 6. Selected Financial Data

	2015	2014	2013	2012	2011 (A)

Consolidated Statements of Operations Data
Revenues	$184,593	$192,742	$237,863	$286,096	$330,865
Gross margin	52,152	51,802	64,138	88,039	96,765
Income (loss) from operations	(14,065)	(25,300)	(34,766)	(39,746)	(11,403)
Net loss	(14,678)	(27,581)	(49,404)	(43,474)	(1,529)
Net loss per common share:
Basic	$(0.40)	$(0.79)	$(1.72)	$(1.60)	$(0.06)
Diluted	$(0.40)	$(0.79)	$(1.72)	$(1.60)	$(0.06)
Weighted average shares outstanding (basic)	36,789	34,699	28,805	27,174	25,413
Weighted average shares outstanding (diluted)	36,789	34,699	28,805	27,174	25,413

	2015	2014	2013	2012	2011 (A)

Consolidated Balance Sheet Data
Working capital	$28,562	$23,018	$26,920	$41,887	$71,208
Total assets	167,069	160,896	176,185	232,394	297,273
Long term obligations, excluding current portion	2,985	2,800	21,276	22,851	54,689
Total shareholders’ equity	65,917	77,776	81,136	125,442	166,733
__________________________________

(A)	Effective July 8, 2011, we acquired Continuous Computing Corporation ("Continuous Computing"). Continuous Computing's operating results are only included for periods subsequent to the acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2015 Highlights

In 2015, both segments of our business experienced strong improvements in key operating metrics year-over-year. Specifically:

•
Software-Systems revenue grew $14.7 million, or 36.6%, over 2014 and in excess of our long-term annual revenue growth expectations of 15.0%. The significant growth was the result of increased traction across all three of our product lines. Specifically, we shipped over $14 million of MediaEngine products to a large Asian carrier to enable media processing in support of their VoLTE rollout. We began shipping FlowEngine products for the initial commercial deployment by a tier-one U.S. carrier which resulted in revenue from this product line growing over $5.0 million from 2014. Software-Systems delivered strong margins of 58.2% and 61.9% in the years ended December 31, 2015 and December 31, 2014, however, continued investment in FlowEngine and MediaEngine contributed to Software-System operating losses of $1.9 million and $6.2 million over the same periods.

•
Embedded Products and Hardware Services operating income grew $7.3 million year-on-year to $9.7 million. While revenues from this segment contracted by 15.0% as we transitioned away from large unprofitable customers, the year-on-year operating income growth was enabled by actions targeted at right-sizing our cost structure that resulted in a year-on-year reduction to operating expenses of $14.5 million. In addition, we secured orders in excess of $19 million for a next-generation data center product that, while not recognized as revenue at December 31, 2015, is a significant new opportunity within the Embedded Products and Hardware Services segment.

Following is a summary of our consolidated results for the year ended December 31, 2015 compared to the year ended December 31, 2014:

•
Revenues decreased $8.1 million to $184.6 million for the year ended December 31, 2015 from $192.7 million for the year ended December 31, 2014. The decline was caused by a $22.9 million reduction in our Embedded Products and Hardware Services revenue that was driven by changes implemented early in 2015 to focus on key strategic customers which was offset by a $14.7 million increase in Software-Systems revenues.

•
Our gross profit margin as a percentage of revenue increased 140 basis points to 28.3% for the year ended December 31, 2015 from 26.9% of revenue for the year ended December 31, 2014. The increase is the result of the 36.6% growth in the Software-Systems revenue, which carries significantly higher gross margins than Embedded Products and Hardware Service products.

•
R&D expense decreased $6.4 million to $25.5 million for the year ended December 31, 2015 from $32.0 million for the year ended December 31, 2014. The decrease in expense is attributable to our restructuring efforts including the closure of our Penang site in the second half of 2014 and headcount reduction in our Embedded Products and Hardware Services segment, which were completed in the first half of 2015.

•
SG&A expense decreased $5.2 million to $30.6 million for the year ended December 31, 2015 from $35.9 million for the year ended December 31, 2014. This decrease was the result of payroll, commissions, and facility expense reductions that resulted from our restructuring activities, including the closure of our Penang development site in the second half of 2014 as well as reductions to our Asian and North American sites at the beginning of 2015 tied to reductions in our Embedded Products and Hardware Services segment.

•
Cash and cash equivalents decreased $10.5 million to $20.8 million at December 31, 2015 from $31.2 million at December 31, 2014. The decrease was the result of repaying $18.0 million of convertible notes and capital expenditures of $2.2 million. The decrease was partially offset by cash generation from operations of $5.1 million, net of $4.0 million in cash severance payments.

Outlook

The Company exits 2015 strategically well positioned to capture momentum in both the telecom and cable markets as operators move towards adopting next-generation network standards and increasingly expand outside of their traditional vendor base to companies that enable the required innovation within their networks. This disruption provides Radisys an opportunity to increase our share of revenues from these markets as operators embrace our differentiated solutions that are well aligned with the standards of next-generation networks.
As a result of these broad market trends, we now expect to return to consolidated revenue growth in 2016, which will be the result of continued growth in our high gross margin Software-Systems segment coupled with a return to growth in our Embedded Products and Hardware Services segment resulting from our new data center product initiative. This expected revenue growth positions us to improve our loss per share over 2015 and increase operating cash flows from the business, while at the same time incrementally investing in key resources across our strategic product lines that will better position us to drive long-term growth while generating greater leverage from our business model.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	For the Years Ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	67.5	68.9	69.4
Amortization of purchased technology	4.2	4.2	3.6
Total cost of sales	71.7	73.1	73.0
Gross margin	28.3	26.9	27.0
Research and development	13.8	16.6	18.9
Selling, general and administrative	16.7	18.6	17.4
Intangible assets amortization	2.7	2.6	2.2
Restructuring and other charges, net	2.7	2.2	3.1
Loss from operations	(7.6)	(13.1)	(14.6)
Interest expense	(0.3)	(0.6)	(0.5)
Interest income	0.1	—	—
Other income, net	0.8	0.7	0.6
Loss before income tax expense	(7.0)	(13.0)	(14.5)
Income tax expense	1.0	1.3	6.3
Net loss	(8.0)%	(14.3)%	(20.8)%

Revenues

The following table sets forth operating segment revenues (in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Software-Systems	$55,006	$40,281	$44,934	36.6%	(10.4)%
Embedded Products and Hardware Services	129,587	152,461	192,929	(15.0)	(21.0)
Total Revenues	$184,593	$192,742	$237,863	(4.2)%	(19.0)%

Software-Systems. Revenues in the Software-Systems segment increased $14.7 million to $55.0 million in 2015 from $40.3 million in 2014. Revenue growth of $8.0 million was attributable to sales to a large Asian carrier currently deploying our MediaEngine products in support of their greenfield LTE network rollout. Revenue from our FlowEngine product line increased $4.7 million in 2015 as we formally launched this product line and began shipping units in support of the initial commercial deployment by a tier-one U.S. carrier. Additionally, our CellEngine product line increased $1.3 million as the result of closing new strategic licensing deals with large Tier 1 customers.

Revenues in the Software-Systems segment decreased $4.6 million to $40.3 million in 2014 from $44.9 million in 2013. Revenue in this segment decreased primarily as a result of continued softness in the audio conferencing market and delays in LTE small cell deployments. Partially offsetting this decline was $6.4 million in MediaEngine shipments in support of a large Asian carrier's VoLTE deployment.

Embedded Products and Hardware Services. Revenues in the Embedded Products and Hardware Services segment decreased $22.9 million to $129.6 million in 2015 from $152.5 million in 2014. The decrease was driven by changes implemented early in 2015 to focus on key strategic customers who have adequate scale that meets our profitability objectives to enable us to generate steady levels of profitability and cash flow over the coming years.

Revenues in the Embedded Products and Hardware Services segment decreased $40.5 million to $152.5 million in 2014 from $192.9 million in 2013. The decrease in revenues were attributable to network deployments in North America and Japan that where completed in the first half of 2013 and were not repeated in 2014 and due to strategic decision to manage for cash certain legacy product families as these hardware-centric products trended towards end of life and our largest customer continued to transition to next-generation network elements.

Revenue by Geography

The following tables outline overall revenue dollars (in thousands) and the percentage of revenues, by geographic region:

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
North America	$82,564	$76,709	$103,822	7.6%	(26.1)%
EMEA	31,374	42,881	52,511	(26.8)	(18.3)
APAC	70,655	73,152	81,530	(3.4)	(10.3)
Total	$184,593	$192,742	$237,863	(4.2)%	(19.0)%

	For the Years Ended December 31,
	2015	2014	2013
North America	44.7%	39.8%	43.6%
EMEA	17.0	22.2	22.1
APAC	38.3	38.0	34.3
Total	100.0%	100.0%	100.0%

North America. North American revenues increased by $5.9 million to $82.6 million in 2015 from $76.7 million in 2014. This increase was driven by $4.2 million in sales of FlowEngine products to a tier-one U.S. carrier and a $2.6 million last-time buy of legacy ATCA products to a single North American customer. These increases were partially offset by decreases in COM Express and Rackmount Server product sales to a North American customer due to last time buys in 2014 resulting from management's decisions to discontinue certain products.

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

EMEA. Revenues from the EMEA region decreased $11.5 million to $31.4 million in 2015 from $42.9 million in 2014. The decrease was attributable to the reduction in revenue from a top five customer who made last-time buys of discontinued COM Express and Rackmount Server products in 2014.

Revenues from the EMEA region decreased $9.6 million to $42.9 million in 2014 from $52.5 million in 2013 due to a $9.3 million decrease in sales of Other Products within our Embedded Products and Hardware Services segment as these hardware-centric products trended towards end of life and our largest customer at this time continued to transition to next-generation network elements.

Asia Pacific. Revenues from the Asia Pacific region decreased $2.5 million to $70.7 million in 2015 from $73.2 million in 2014. We experienced an increase of $8.0 million in sales to a large Asian carrier who is currently deploying our MediaEngine products in support of their greenfield LTE network rollout. This increase was more than offset by decreases in EPHS sales to our largest customer.

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

Gross Margin

The following table sets forth operating segment gross margins (in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Gross margin
Software-Systems	31,997	$24,949	$25,860	28.2%	(3.5)%
Embedded Products and Hardware Services	28,311	35,449	47,603	(20.1)	(25.5)
Corporate and other	(8,156)	(8,596)	(9,325)	5.1	7.8
Total gross margin	$52,152	$51,802	$64,138	0.7%	(19.2)%

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Gross margin
Software-Systems	58.2%	61.9%	57.6%	(3.7)%	4.3%
Embedded Products and Hardware Services	21.8	23.3	24.7	(1.5)	(1.4)
Corporate and other	(4.4)	(4.5)	(3.9)	0.1	(0.6)
Total gross margin	28.3%	26.9%	27.0%	1.4%	(0.1)%

Software-Systems. Gross margin as a percentage of revenues decreased 370 basis points to 58.2% in 2015 from 61.9% in 2014. The decrease is attributable to a credit from a vendor claim on faulty components that was realized in 2014 and not repeated in 2015.

Gross margin as a percentage of revenues increased 430 basis points to 61.9% in 2014 from 57.6% in 2013. The increase is primarily attributable to the realization of a $2.0 million credit resulting from a vendor claim on faulty components.

Embedded Products and Hardware Services. Gross margin as a percentage of revenues decreased 150 basis points to 21.8% in 2015 from 23.3% in 2014. The decrease is attributable to the $22.9 million decrease in segment revenue which absorbed a lower percentage of our fixed costs and charges taken on excess and obsolete inventory. The excess and obsolete charges were the result of rationalizing our product portfolio tied to our strategy focusing on core customers and products. This decrease was somewhat offset by the utilization of a credit from our contract manufacturer in the first quarter of 2015 that was applied to repair and service work that otherwise would be a component of cost of sales.

Gross margin as a percentage of revenues decreased 140 basis points to 23.3% in 2014 from 24.7% in 2013. Revenue decreased from 2014 to 2013 by $40.5 million adversely affecting fixed cost absorption that was modestly offset by gross margin improvements resulting from our contact manufacturing change and site consolidation in 2014.

Corporate and other. Gross margin increased $0.4 million to $(8.2) million in 2015 from $(8.6) million in 2014. Items included in Corporate and other cost of sales include expenses not allocated to our two operating segments. These costs include amortization of intangible assets, stock compensation and restructuring and other expenses. The increase is attributable to a $0.3 million decrease in the amortization of intangible assets and a $0.1 million decrease in stock compensation expense.

Gross margin increased $0.7 million to $(8.6) million in 2014 from $(9.3) million in 2013. The increase is attributable to a $0.3 million decrease in the amortization of intangible assets and a $0.2 million decrease in stock compensation expense.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Research and development	$25,529	$31,958	$45,000	(20.1)%	(29.0)%
Selling, general and administrative	30,628	35,862	41,210	(14.6)	(13.0)
Intangible assets amortization	5,040	5,077	5,215	(0.7)	(2.6)
Restructuring and other charges, net	5,020	4,205	7,479	19.4	(43.8)
Total	$66,217	$77,102	$98,904	(14.1)%	(22.0)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $6.4 million to $25.5 million in 2015 from $32.0 million in 2014. The expense reductions are due to our restructuring efforts within our Embedded Products and Hardware Services segment which included the closure of our Penang development site in the second half of 2014 and further personnel reductions in the first half of 2015 primarily in Asia and North America. This resulted in reductions to salary and temporary help expense by $5.7 million and reduced facilities related expenses of $0.7 million in 2015. R&D headcount decreased to 310 at December 31, 2015 from 418 at December 31, 2014.

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

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $5.2 million to $30.6 million in 2015 from $35.9 million in 2014. Restructuring efforts in 2014 and the first half of 2015 within our Embedded Products and Hardware Service segment drove headcount reductions and contributed to a decrease in employee salary related expenses of $3.4 million and facility related costs of $0.4 million. Further, depreciation expense decreased $0.8 million from the comparable period in 2014 as a result of more disciplined capital spending in 2014 and 2015. SG&A headcount decreased to 112 at December 31, 2015 from 157 at December 31, 2014.

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

Intangible Assets Amortization

Intangible assets amortization of $5.0 million in 2015 was comparable to $5.1 million in 2014 due to routine amortization of acquired intangible assets. Intangible assets amortization decreased $0.1 million to $5.1 million in 2014 from $5.2 million for 2013. The amortization charges for each year were associated with the amortization of previously acquired intangible assets.

We perform impairment reviews of the purchased intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There have been no impairments of intangible assets recorded to date.

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

Restructuring and other charges, net increased $0.8 million to $5.0 million in 2015 from $4.2 million in 2014. Restructuring and other charges for both periods were made up of the following items:

During the year ended December 31, 2015, the Company recorded the following restructuring and other charges:

•
$3.9 million relating to the severance of 138 employees primarily within Asia and North America. These actions were in connection with the restructuring of the Company's Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

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

•	$2.1 million integration-related net expense primarily associated with the Penang site closure asset write-offs and personnel transfers;

•	$0.8 million legal expenses associated with non-operating strategic projects; and

•	$0.2 million gain due to a decrease in the fair value of the Continuous Computing contingent liability.

Stock-based Compensation Expense

Included within costs of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Cost of sales	$294	$386	$550	(23.8)%	(29.8)%
Research and development	867	818	1,170	6.0	(30.1)
Selling, general and administrative	2,791	2,893	3,578	(3.5)	(19.1)
Total	$3,952	$4,097	$5,298	(3.5)%	(22.7)%

Stock-based compensation expense decreased $0.1 million in 2015 to $4.0 million in 2015 compared to $4.1 million in 2014. This was due to a $0.8 million decrease in stock option, restricted stock and ESPP compensation expense as the result of fewer option or restricted stock grants in 2015 compared to prior years, offset by $0.7 million higher performance stock awards expense recognized in 2015. The 2014 performance based share awards were primarily based on management performance while the 2015 performance based share awards are based on the Company's stock price performance. These differences in achievement percentages, valuation techniques, expense valuation and amortization periods are the underlying factors in the period over period change.
Stock-based compensation expense decreased $1.2 million in 2014 to $4.1 million in 2014 compared to $5.3 million in 2013. Expense associated with restricted stock awards and stock options decreased $1.0 million due to reductions in restricted stock grants and stock option forfeitures.
Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Income (loss) from operations
Software-Systems	$(1,900)	$(6,169)	$(7,974)	69.2%	22.6%
Embedded Products and Hardware Services	9,709	2,457	(25)	295.2	9,928.0
Corporate and other	(21,874)	(21,588)	(26,767)	1.3	19.3
Total income (loss) from operations	$(14,065)	$(25,300)	$(34,766)	44.4%	27.2%

Software-Systems. Loss from operations improved by $4.3 million in 2015 as the result of year-on-year revenue growth and offset by increased operating expenses of $2.1 million largely the result of additional investment in our FlowEngine product line.

Loss from operations improved by $1.8 million to a loss of $6.2 million in 2014 from a loss of $8.0 million in 2013 due to a $2.0 million credit in 2014 that resulted from a vendor claim on faulty components as well as increased VoLTE shipments that were offset by continued softness in the audio conferencing market and delays in LTE small cell deployments.

Embedded Products and Hardware Services. Income from operations improved by $7.3 million in 2015. The increase in income from operations was primarily the result of rationalizing our spending within this segment to drive more meaningful levels of profitability that will fund our investments in Software-Systems product lines.

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

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations increased $0.3 million to $21.9 million in 2015 from $21.6 million in 2014. The increase was primarily due to a $0.8 million increase in restructuring and other expenses offset by reductions in amortization expense.

Loss from operations decreased $5.2 million to $21.6 million in 2014 from $26.8 million in 2013. The decrease is attributable to a $3.3 million decrease in restructuring and other expenses, $1.2 million decrease in stock compensation expense and a $0.5 million decrease in the amortization of intangible assets.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Interest expense	$(515)	$(1,242)	$(1,220)	(58.5)%	1.8%
Interest income	96	64	26	50.0	146.2
Other income, net	1,548	1,389	1,511	11.4	(8.1)
Total	$1,129	$211	$317	435.1%	(33.4)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. We repaid the $18 million 2015 Convertible Notes on February 17, 2015 which resulted in a decrease in interest expense of $0.7 million to $0.5 million in 2015 from $1.2 million in 2014.

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

Other Income (Expense), Net

Other income, net increased $0.1 million to $1.5 million in 2015 from $1.4 million in 2014 primarily due to favorable cash flow hedge exchange rates between the Indian Rupee and the US Dollar and favorable currency movements due to strengthening of the US Dollar.

Other income, net decreased $0.1 million to $1.4 million in 2014 from $1.5 million in 2013. We recorded one-time non-recurring credits in both periods as the Company realized a life insurance benefit of $0.4 million in 2014 and a $0.8 million gain from the sale of land adjacent to our Corporate Headquarters in Hillsboro, Oregon during in 2013. The remaining balance in both periods relates primarily to the amortization of forward points associated with the Company's Indian Rupee cash flow hedges.

Income Tax Provision

We recorded income tax expense of $1.7 million, $2.5 million, and $15.0 million for the years ended December 31, 2015, 2014, and 2013. Our current effective tax rate differs from the statutory rate in all periods due to a full valuation allowance provided against our U.S. net deferred tax assets and a partial valuation allowance against certain of our foreign deferred tax assets. In addition, our effective tax rate in 2013 was impacted by the establishment of a $12.5 million valuation allowance against certain of our foreign deferred tax assets.

At December 31, 2015 and 2014, we had net deferred tax assets of $1.2 million and $1.1 million. We had valuation allowances of $86.8 million and $84.2 million as of December 31, 2015 and 2014, which represents a full valuation allowance against our U.S. deferred tax assets and a partial valuation allowance against certain of our foreign deferred tax assets. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance, resulting in a charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. or foreign net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2015 will be realized.

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

We are currently under tax examination in India. The periods covered under examination are the Company's financial years 2005, 2006 and 2010. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2015.

Liquidity and Capital Resources

The following table summarizes selected financial information (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cash and cash equivalents	$20,764	$31,242	$25,482
Working capital	28,562	23,018	26,920
Accounts receivable, net	60,942	43,845	41,359
Inventories, net	16,812	18,475	24,928
Accounts payable	43,451	33,679	35,081
Line of credit	15,000	10,000	15,000
2015 convertible senior notes	—	18,000	18,000

Cash Flows

Cash and cash equivalents decreased by $10.5 million to $20.8 million at December 31, 2015 from $31.2 million at December 31, 2014. As of December 31, 2015, the amount of cash held by our foreign subsidiaries was $6.7 million and the remaining $14.1 million was held in the U.S. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Activities impacting cash and cash equivalents are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Operating Activities
Net loss	$(14,678)	$(27,581)	$(49,404)
Non-cash adjustments	23,766	30,101	44,422
Changes in working capital	(4,031)	(9,317)	2,891
Cash provided by (used in) operating activities	5,057	(6,797)	(2,091)
Cash used in investing activities	(2,224)	(2,196)	(3,495)
Cash provided by (used in) financing activities	(12,811)	15,304	(2,034)
Effect of exchange rate changes	(500)	(551)	(80)
Net increase (decrease) in cash and cash equivalents	$(10,478)	$5,760	$(7,700)

Operating Activities

Cash provided by operating activities in 2015 was $5.1 million and consisted of a net loss of $14.7 million, adjustments for non-cash items of $23.8 million which primarily consisted of stock compensation, fixed asset depreciation and intangible amortization and an increase in working capital items of $4.0 million. For the year ended December 31, 2015, principal drivers to changes in our working capital consisted of the following:

•	Accounts receivables increased $17.1 million due to next-generation datacenter shipments to a tier-one U.S. carrier prior to year end;

•
Deferred revenue increased $16.7 million due to the shipments described above prior to year-end where the associated revenue was not yet recognized. Additionally, inventories and deferred cost of sales increased $13.8 million due to the same transaction;

•	Accounts payable increased $9.9 million due to inventory purchases made fulfilling the shipments described above.

•	Other receivables increased $5.0 million as the result of sales of inventory to an integration partner;

Cash used in operating activities in 2014 was $6.8 million and consisted of a net loss of $27.6 million, adjustments for non-cash items of $30.1 million and an increase in working capital items of $9.3 million. For the year ended December 31, 2014 principal drivers to changes in our working capital consisted of the following:

•	Accounts receivables increased $2.3 million due to extended payment terms for a certain aging customer;

•	Other receivables increased $3.7 million as the result of sales of inventory to our new contract manufacturer;

•	Inventory decreased by $4.4 million due to the sale of inventory to our new contract manufacturer;

•	Accounts payable decreased $1.5 million due to fewer purchases from our contract manufacturer resulting from fewer sales in the year ended December 31, 2014 compared to the same period in 2013.

•	Accrued restructuring decreased $2.0 million due primarily to payments made for employee-related restructuring activities; and

•	Deferred revenue decreased $2.0 million due primarily to the recognition of previously deferred MediaEngine product shipments.

Investing Activities

Cash used in investing activities in 2015 and 2014 of $2.2 million was attributable to capital expenditures.

Financing Activities

Cash used in financing activities in 2015 of $12.8 million was attributable to the repayment of the $18.0 million outstanding balance of the 2015 convertible notes. During 2015, we borrowed an additional $5.0 million on our Silicon Valley Bank line of credit to meet intra-period cash requirements. We may continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our contract manufacturer.

Cash provided in financing activities in 2014 of $15.3 million was attributable to $20.6 million of cash generated from the secondary offering of 6.6 million shares of our common stock, which was partially offset by the repayment of $5.0 million against our Silicon Valley Bank line of credit.

Line of Credit

Silicon Valley Bank

On March 14, 2014, we entered into an amended and restated $25.0 million revolving line of credit agreement with Silicon Valley Bank ("SVB") (the "2014 Agreement") which has a stated maturity date of July 28, 2016. On May 30, 2014, the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1,000,000 to $2,000,000. On April 23, 2015, the 2014 Agreement was amended to further increase the letter of credit sublimit under the secured revolving credit facility from $2,000,000 to $5,000,000. On February 8, 2016, the 2014 Agreement was amended to increase the revolving line of credit to $35.0 million as amended, (the "Amended Agreement") to extend the stated maturity date to February 8, 2018. The secured revolving credit facility under the Amended Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $5,000,000). Eligible accounts receivable include 80% of domestic and 75% of foreign accounts receivable (80% in certain cases), in each case, not greater than 60 days past original invoice date. The interest rate is dependent upon our Liquidity (as defined in the Amended Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the Amended Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the Amended Agreement as unrestricted cash plus unused availability on the revolving line of credit. The calculation of interest under the Amended Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%;

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%;

Under the Amended Agreement, we are required to make interest payments monthly. We are further required to pay a loan modification fee of $35,000 and pay a facility fee of $52,500 annually. We paid a prorated facility fee equal to $48,000 in February 2016 and will pay the full facility fee of $52,500 annually thereafter. Under the Amended Agreement, we are required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If we terminate the commitment under the Amended Agreement prior to the maturity date, we are required to pay a cancellation fee equal to 1.5% of the commitment under the Amended Agreement. As of the Amended Agreement date, and at all times thereafter, we are required to maintain all US domestic cash accounts with SVB or an SVB affiliate.

The Amended Agreement requires us to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The Amended Agreement also includes financial covenants that requires us to maintain minimum Liquidity of $10.0 million, which is tested monthly. Additionally, the Amended Agreement requires us to maintain a minimum adjusted EBITDA of at least $10.0 million if the outstanding principal balance is greater than $15,000,000 or maintain a minimum adjusted EBITDA of at least $7,500,000 if the outstanding principal balance is equal to or less than $15,000,000, which is tested quarterly. The Amended Agreement defines Adjusted EBITDA as net income plus interest expense, depreciation expense, amortization expense, income tax expense, non-cash stock compensation expense and restructuring expense (limited to $1,700,000, $1,140,000, $1,000,000 at the first, second and third quarter 2016 measurement dates and $0 thereafter). The Amended Agreement removed the former requirement to maintain a deposit account balance of at least $4,000,000 with SVB or its affiliates and the requirement that we had to have at least 50% of its cash deposited with SVB or its affiliates or in an account where SVB has a control agreement

As of December 31, 2015 and 2014, we had outstanding balances of $15.0 million and $10.0 million issued on its behalf under the Amended Agreement. At December 31, 2015, we had $8.3 million of total borrowing availability remaining under the 2014 Agreement. Under the Amended Agreement, we would have had $18.3 million of total borrowing availability. We were in compliance with all covenants under the Amended Agreement.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2015 and the effect of such on our liquidity and cash flows in future periods (in thousands):

	Total	2016	2017-2018	2019-2020	2021 & Thereafter
Operating leases	$5,370	$2,363	$2,256	$751	$—
Purchase obligations (A)	2,176	2,176	—	—	—
Line of credit (B)	15,000	—	15,000	—	—
Total	$22,546	$4,539	$17,256	$751	$—

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

(B)	The secured revolving line of credit agreement has a stated maturity date of February 8, 2018.

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

Liquidity Outlook

At December 31, 2015, our cash and cash equivalents amounted to $20.8 million. We believe our current cash and cash equivalents, cash expected to be generated from operations and borrowings under our Silicon Valley Bank line of credit will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet our operating requirements, we may, among other available options, pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements throughout 2016.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Title transfer for substantially all product sales occurs upon delivery of products to our customer's freight forwarders. The software elements included in certain components of Embedded Products and Hardware Service systems, FlowEngine and MediaEngine products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements including multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.

ASC 605 Revenue Recognition provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, we use vendor specific objective evidence (“VSOE”) to determine the estimated selling price. In the absence of VSOE or third−party evidence ("TPE") for a delivered element, we then use an estimated selling price in order to determine fair value. Estimated selling prices represent our best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, we generally determine our selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where VSOE cannot be established, we then rely upon the estimated selling price for such deliverables as TPE is generally not available due to the unique company specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, we considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. We also considered market specific factors when establishing reasonable profit objectives.

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns resulting from rotation rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 15.1%, 16.3% and 14.3% for the years ended December 31, 2015, 2014 and 2013. We accrue the estimated cost of product warranties based on historical failure rates and the cost of fixing or replacing defective units at the time we recognize revenue.

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

Deferred revenue and deferred cost of sales

Deferred revenue and associated amounts received or billed for the following types of transactions:

•
Undelivered elements of an arrangement—Certain arrangements include specified software upgrades and enhancements to an existing product. Revenue for such arrangements is deferred until the future obligation is fulfilled. Additionally, certain hardware shipments that have been delivered are deferred when customer acceptance is uncertain and is recognized upon customer acceptance.

•
Technical support services—We have a number of technical support agreements with our customers for hardware and software maintenance. Generally, these services are billed in advance and recognized over the term of the agreement.

Cost of sales associated with deferred revenue is also deferred. These deferred costs are recognized when the associated revenue is recognized.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2015, 36.0% of our accounts receivable was due from a tier-one U.S carrier. If one of our large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2015 and 2014, there were no significant account balances reserved.

We maintain a non-specific bad debt reserve for all customers. This non-specific bad debt reserve is calculated based on our historical pattern of bad debt write offs as a percentage gross accounts receivable for the current rolling eight quarters.

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

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2015 and December 31, 2014 amounted to $36.5 million and $53.0 million.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives with remaining lives of two to six years as of December 31, 2015. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by us. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to fifteen years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

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

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets if it is “more likely than not” that all or a portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Our net deferred tax assets amounted to $1.2 million as of December 31, 2015. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

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

Stock-based Compensation

We measure stock-based compensation at the grant date, based on the fair value of the award, and recognize expense on a straight-line basis over the employee's requisite service period. For performance-based restricted stock unit awards, the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved and vested. The number of shares that ultimately vest depends on the achievement of certain performance criteria over the measurement period. For non-market based performance-based restricted stock we reevaluate quarterly the period during which the performance objective will be met and the number of shares expected to vest. The amount of expense recorded each period is based on our estimate of the number of awards that will ultimately vest.

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

The grant-date fair value of the PRSUs awarded in 2015 was calculated using a Monte Carlo simulation consistent with the fair value principals of Topic 718 since these awards vest based upon market conditions. Expense is recognized over a derived service period determined by the Monte Carlo simulation. If the conditions of PRSUs are met before the derived service period ends, all remaining expense will be recognized in the period the conditions are met.

The input factors used in the valuation models are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the event such changes are made. In addition, if we were to modify any awards, additional charges would be taken. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 16 — Employee Benefit Plans of the Notes to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The update to the standard is effective for all interim and annual period is fiscals years beginning after December 15, 2016 with early application permitted as of the beginning of any interim or annual reporting period. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have early adopted the updated guidance and have applied retrospectively to all periods presented in the Consolidated Balance Sheets.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. We are currently evaluating the impact of adopting this guidance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Indian Rupee and British Pound Sterling. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rates, and as of December 31, 2015 the total notional or contractual value of the contracts we held was $14.2 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.7 million and increase our Indian Rupee hedge liability as of December 31, 2015, to $1.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.1 million, reversing our Indian Rupee hedge liability and creating a hedge asset as December 31, 2015, in the amount of $1.4 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$48,687	$47,049	$44,780	$44,077	$43,799	$49,964	$50,805	$48,174
Gross margin	12,626	12,601	13,007	13,918	11,148	12,007	14,697	13,950
Loss from operations	(6,993)	(3,533)	(2,016)	(1,523)	(9,464)	(7,429)	(4,103)	(4,304)
Net loss	(7,053)	(4,119)	(2,066)	(1,440)	(10,434)	(8,211)	(4,469)	(4,467)
Loss per share:
Basic	$(0.19)	$(0.11)	$(0.06)	$(0.04)	$(0.35)	$(0.23)	$(0.12)	$(0.12)
Diluted	$(0.19)	$(0.11)	$(0.06)	$(0.04)	$(0.35)	$(0.23)	$(0.12)	$(0.12)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we conclude that, as of December 31, 2015 the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 47 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Radisys Corporation:
We have audited the accompanying consolidated balance sheets of Radisys Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Radisys Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Radisys Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radisys Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Radisys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Portland, Oregon
March 2, 2016

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenues	$184,593	$192,742	$237,863
Cost of sales:
Cost of sales	124,579	132,730	165,166
Amortization of purchased technology	7,862	8,210	8,559
Total cost of sales	132,441	140,940	173,725
Gross margin	52,152	51,802	64,138
Research and development	25,529	31,958	45,000
Selling, general and administrative	30,628	35,862	41,210
Intangible assets amortization	5,040	5,077	5,215
Restructuring and other charges, net	5,020	4,205	7,479
Loss from operations	(14,065)	(25,300)	(34,766)
Interest expense	(515)	(1,242)	(1,220)
Interest income	96	64	26
Other income	1,548	1,389	1,511
Loss before income tax expense	(12,936)	(25,089)	(34,449)
Income tax expense	1,742	2,492	14,955
Net loss	$(14,678)	$(27,581)	$(49,404)
Net loss per share:
Basic	$(0.40)	$(0.79)	$(1.72)
Diluted	$(0.40)	$(0.79)	$(1.72)
Weighted average shares outstanding:
Basic	36,789	34,699	28,805
Diluted	36,789	34,699	28,805

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(14,678)	$(27,581)	$(49,404)
Other comprehensive loss:
Translation adjustments	(1,255)	(556)	(438)
Adjustment for fair value of hedge derivatives, net of tax	(67)	123	(110)
Other comprehensive loss	(1,322)	(433)	(548)
Comprehensive loss	$(16,000)	$(28,014)	$(49,952)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$20,764	$31,242
Accounts receivable, net	60,942	43,845
Other receivables	11,304	6,324
Deferred cost of sales	14,113	176
Inventories, net	16,812	18,475
Other current assets	2,794	3,276
Total current assets	126,729	103,338
Property and equipment, net	6,134	9,786
Intangible assets, net	30,322	43,224
Long-term deferred tax assets, net	1,173	1,080
Other assets	2,711	3,468
Total assets	$167,069	$160,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,451	$33,679
Accrued wages and bonuses	7,250	5,006
Deferred revenue	23,062	6,380
Line of credit	15,000	10,000
Other accrued liabilities	9,404	7,255
Convertible senior notes	—	18,000
Total current liabilities	98,167	80,320
Long-term liabilities:
Other long-term liabilities	2,985	2,800
Total long-term liabilities	2,985	2,800
Total liabilities	101,152	83,120
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock — $0.01 par value, 5,664 shares authorized; none issued or outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock — no par value, 100,000 shares authorized; 36,959 and 36,532 shares issued and outstanding at December 31, 2015 and December 31, 2014	338,165	334,024
Accumulated deficit	(271,349)	(256,671)
Accumulated other comprehensive income:
Cumulative translation adjustments	(80)	1,175
Unrealized loss on hedge instruments	(819)	(752)
Total accumulated other comprehensive income (loss)	(899)	423
Total shareholders’ equity	65,917	77,776
Total liabilities and shareholders’ equity	$167,069	$160,896

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balances, December 31, 2012	28,471	$303,724	$(179,686)	$1,404	$125,442
Shares issued pursuant to benefit plans	424	806	—	—	806
Stock based compensation associated with employee benefit plans	—	5,298	—	—	5,298
Vesting of restricted stock units	417	—	—	—	—
Restricted share forfeitures for tax settlements	(114)	(458)	—	—	(458)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	(110)	(110)
Translation adjustments	—	—	—	(438)	(438)
Net loss for the period	—	—	(49,404)	—	(49,404)
Balances, December 31, 2013	29,198	$309,370	$(229,090)	$856	$81,136
Shares issued pursuant to benefit plans	281	635	—	—	635
Stock based compensation associated with employee benefit plans	—	4,097	—	—	4,097
Vesting of restricted stock units	709	—	—	—	—
Restricted share forfeitures for tax settlements	(211)	(629)	—	—	(629)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	123	123
Translation adjustments	—	—	—	(556)	(556)
Issuance of common stock	6,555	20,551	—	—	20,551
Net loss for the period	—	—	(27,581)	—	(27,581)
Balances, December 31, 2014	36,532	$334,024	$(256,671)	$423	$77,776
Shares issued pursuant to benefit plans	205	331	—	—	331
Stock based compensation associated with employee benefit plans	—	3,952	—	—	3,952
Vesting of restricted stock units	279	—	—	—	—
Restricted share forfeitures for tax settlements	(57)	(142)	—	—	(142)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	(67)	(67)
Translation adjustments	—	—	—	(1,255)	(1,255)
Net loss for the period	—	—	(14,678)	—	(14,678)
Balances, December 31, 2015	36,959	$338,165	$(271,349)	$(899)	$65,917

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(14,678)	$(27,581)	$(49,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,478	20,240	21,748
Inventory write downs	1,447	2,539	3,302
Deferred income taxes	106	3,106	703
Deferred tax valuation allowance provision	—	—	12,476
Write off of purchased computer software	—	—	2,868
Gain on sale of assets	—	—	(2,303)
Stock-based compensation expense	3,952	4,097	5,298
Other	(217)	119	330
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,121)	(2,262)	11,119
Other receivables	(5,040)	(3,689)	(303)
Inventories and deferred cost of sales	(13,801)	4,313	69
Accounts payable	9,853	(1,534)	(6,013)
Accrued wages and bonuses	2,043	(538)	(1,640)
Accrued restructuring	(89)	(2,006)	1,551
Deferred revenue	16,682	(1,875)	(1,057)
Other	3,442	(1,726)	(835)
Net cash provided by (used in) operating activities	5,057	(6,797)	(2,091)
Cash flows from investing activities:
Capital expenditures	(2,224)	(2,396)	(6,047)
Proceeds from sale of assets	—	200	2,552
Net cash used in investing activities	(2,224)	(2,196)	(3,495)
Cash flows from financing activities:
Borrowings on line of credit	13,500	—	15,000
Payments on line of credit	(8,500)	(5,000)	—
Repayment of convertible senior notes	(18,000)	—	(16,919)
Proceeds from issuance of common stock	331	21,186	806
Other financing activities	(142)	(882)	(921)
Net cash provided by (used in) financing activities	(12,811)	15,304	(2,034)
Effect of exchange rate changes on cash	(500)	(551)	(80)
Net increase (decrease) in cash and cash equivalents	(10,478)	5,760	(7,700)
Cash and cash equivalents, beginning of period	31,242	25,482	33,182
Cash and cash equivalents, end of period	$20,764	$31,242	$25,482
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$835	$1,207	$1,090
Income taxes	$1,289	$1,532	$1,415

The accompanying notes are an integral part of these financial statements.

Note 1 — Nature of Operations

Radisys Corporation (NASDAQ: RSYS), the services acceleration company, provides application aware traffic distribution platforms, real-time media processing products and wireless access technologies. The Company's products and services are managed as two operating segments: Software-Systems and Embedded Products and Hardware Services.

•	Software-Systems. Software-Systems is comprised of three product families: FlowEngine, MediaEngine and CellEngine.

◦
FlowEngine products target the communication and content provider traffic management market, are a family of products designed to classify and intelligently distribute session data flows to appropriate network processing resources.

◦
MediaEngine products provide the necessary media processing capabilities required for a broad range of applications including Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), Web Real-Time Communication ("WebRTC"), multimedia conferencing, as well as the transcoding required to achieve interoperability between legacy and new generation devices using disparate audio and video codecs.

◦
CellEngine software is the protocol foundation that enables the communication linkage between end user wireless devices and the small cell base stations mobile carriers in both the 3G and LTE networks.

•	Embedded Products and Hardware Services contains integrated systems and stand-alone products which control and move data in the core of telecom networks.

Note 2 — Significant Accounting Policies

Principles of Consolidation and Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total cash flows, total net revenues, operating loss, net loss or shareholders' equity.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Title transfer for substantially all product sales occurs upon delivery of products to our customer's freight forwarders. The software elements included in certain components of Embedded Products and Hardware Service systems, FlowEngine and MediaEngine products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements including multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.

For hardware sales which may include software, ASC 605 Revenue Recognition provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, the Company uses vendor specific objective evidence (“VSOE”) to determine the estimated fair value of each element of the arrangement. In the absence of VSOE or third−party evidence ("TPE") for a delivered element, the Company then uses an estimated selling price in order to determine fair value. Estimated selling prices represent the Company's best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, the Company generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where VSOE cannot be established, the Company then relies upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company-specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, the Company considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. The Company also considered market specific factors when establishing reasonable profit objectives.

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights according to agreements with the Company's distributors. The amount of revenues derived from distributors as a percentage of revenues was 15.1%, 16.3% and 14.3% for the years ended December 31, 2015, 2014 and 2013. Revenues associated with distributors are generally recognized upon shipment as the Company has established a sell-to model with distributors. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

The software elements included in certain components of embedded product systems and MediaEngine products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and the Company’s MediaEngine arrangements generally include multiple elements such as hardware and technical support services.

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

Deferred revenue

Deferred revenue represents amounts received or billed for the following types of transactions:

•
Undelivered elements of an arrangement—Certain software sales include specified upgrades and enhancements to an existing product. Revenue for such products is deferred until the future obligation is fulfilled. Additionally, certain hardware shipments that have been delivered are deferred when customer acceptance is uncertain and revenue is recognized upon customer acceptance.

•
Technical support services—The Company has a number of technical support agreements with customers for hardware and software maintenance. Generally, these services are billed in advance and recognized over the term of the agreement.

Cost of sales associated with deferred revenue is also deferred. These deferred costs are recognized when the associated revenue is recognized.

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

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2015, 2014 and 2013 shipping and handling costs represented approximately 2% of cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, web, and print advertising, along with trade show costs and product demos and brochures. For the years ended December 31, 2015, 2014 and 2013 advertising costs were $0.9 million, $1.1 million and $2.0 million.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. The Company determined that no triggering events occurred in 2015; however, it was determined that a triggering event occurred during the third quarter of 2014 and required an analysis of the recoverability of its long-lived assets. The Company concluded its long-lived assets were not impaired.

Property and Equipment

Property and equipment is recorded at historical cost and is depreciated or amortized on a straight-line basis according to the table below. In certain circumstances where the Company is aware that an asset’s life differs from the general guidelines set forth in its policy, management adjusts its depreciable life accordingly, to ensure expense is being recognized over the appropriate future periods. Ordinary maintenance and repair expenses are expensed when incurred.

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

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014.

Research and Development

Research, development and engineering ("R&D") costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

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

Stock-Based Compensation

The Company measures stock-based compensation at the grant date, based on the fair value of the award, and recognizes expense on a straight-line basis over the employee's requisite service period. For performance-based restricted stock unit awards, the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved and vested. The number of shares that ultimately vest depends on the achievement of certain performance criteria over the measurement period. For non-market based performance-based restricted stock, quarterly, we reevaluate the period during which the performance objective will be met and the number of shares expected to vest. The amount of quarterly expense recorded each period is based on our estimate of the number of awards that will ultimately vest.

The Company estimates the fair value of stock options and purchase rights under our employee stock purchase plans using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates.

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

The grant-date fair value of the PRSUs awarded in 2015 was calculated using a Monte Carlo simulation consistent with the fair value principals of Topic 718 since these awards vest based upon market conditions. Expense is recognized over a derived service period determined by the Monte Carlo simulation. If the conditions of PRSUs are met before the derived service period ends, all remaining expense will be recognized in the period the conditions are met.

The input factors used in the valuation model are based on subjective future expectations combined with management's judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the event such changes are made. In addition, if we were to modify any awards, additional charges would be taken. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 16 — Employee Benefit Plans of the Notes to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Foreign currency translation

Assets and liabilities of international operations using a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates as of December 31, 2015 and 2014. Income and expense accounts are translated into U.S. dollars at the average daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense), net, in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The update to the standard is effective for all interim and annual period is fiscals years beginning after December 15, 2016 with early application permitted as of the beginning of any interim or annual reporting period. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has early adopted the updated guidance and have applied retrospectively to all periods presented in the Consolidated Balance Sheets which resulted in the reclassification of $0.2 million short-term deferred tax assets, net to long-term deferred tax assets, net.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

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

The following tables summarizes the fair value measurements as of December 31, 2015 and December 31, 2014 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	(277)	—	(277)	—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	(83)	—	(83)	—

Until the fourth quarter 2014, the Company had obligations ("contingent consideration"), to be paid in cash, related to the acquisition of Continuous Computing Corporation ("Continuous Computing") based on the amount of product royalty revenues to be generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. The contingent consideration liability was established at the time of acquisition and was evaluated at the end of each reporting period. As the significant inputs used in determining the fair value were unobservable, this liability was classified within Level 3 of the fair value hierarchy.

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

The following table summarizes level 3 activity for the Company's contingent consideration liability (in thousands):

Fair Value
Contingent Consideration
Balance at December 31, 2013	390
Additions	—
Decrease in liability due to re-measurement	(156)
Payments	(273)
Accretion	39
Balance at December 31, 2014	$—

The Company recorded all changes in estimates and accretion on the contingent consideration liability to restructuring and other charges, net in the Consolidated Statements of Operations.

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

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accounts receivable, gross	$61,045	$43,969
Less: allowance for doubtful accounts	(103)	(124)
Accounts receivable, net	$60,942	$43,845

Accounts receivable at December 31, 2015 and 2014 consisted of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts, beginning of the year	$124	$348	$779
Charged to costs and expenses	(17)	(75)	(310)
Less: write-offs, net of recoveries	(4)	(149)	(121)
Remaining allowance, end of the year	$103	$124	$348

As of December 31, 2015 and 2014, other receivables were $11.3 million and $6.3 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners on which the Company does not recognize revenue and net receivables for value-added taxes.

Note 5 — Inventories and Deferred Cost of Sales

Inventories consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials	$14,546	$9,219
Work-in-process	98	1,195
Finished goods	7,485	10,762
	22,129	21,176
Less: inventory valuation allowance	(5,317)	(2,701)
Inventories, net	$16,812	$18,475

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $11.5 million and $2.6 million at December 31, 2015 and 2014.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days. The Company is also contractually obligated to purchase inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. The Company’s consignment inventory at its contract manufacturing partner was $8.7 million and $0.1 million as of December 30, 2015 and December 31, 2014. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 13 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability for the years ended December 31 (in thousands):

	2015	2014	2013
Inventory, net	$1,476	$2,412	$3,302
Inventory deposit, net	(29)	126	945
Adverse purchase commitments	1,831	323	327

The following is a summary of the change in the Company’s inventory valuation allowance for the years ended December 31 (in thousands):

	2015	2014
Inventory valuation allowance, beginning of the year	$2,701	$7,037
Usage:
Inventory scrapped	(151)	(5,768)
Inventory utilized	(856)	(1,005)
Subtotal—usage	(1,007)	(6,773)
Write-downs of inventory valuation	2,332	3,417
Transfer from other liabilities (A)	1,291	(1,013)
Transfer from inventory deposit valuation allowance	—	33
Inventory valuation allowance, end of the year	$5,317	$2,701

(A)
Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 9—Other Accrued and Other Long-Term Liabilities and Note 13—Commitments and Contingencies.)

Deferred cost of sales are related to deferred revenue on shipments to customers and was $14.1 million and $0.2 million at December 31, 2015 and 2014.

Note 6 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Manufacturing equipment	$22,049	$24,643
Office equipment and software	25,087	30,702
Leasehold improvements	4,183	5,163
Property and equipment, gross	51,319	60,508
Less: accumulated depreciation and amortization	(45,185)	(50,722)
Property and equipment, net	$6,134	$9,786

Depreciation expense associated with property and equipment for the years ended December 31, 2015, 2014 and 2013 was $5.6 million, $7.0 million and $8.0 million.

Note 7 — Intangible Assets

The following tables summarize the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2015
Purchased technology	$114,754	$(95,260)	$19,494
Patents	6,472	(6,472)	—
Customer lists	37,000	(30,534)	6,466
Trade names	11,536	(7,174)	4,362
Backlog	2,127	(2,127)	—
Total intangible assets	$171,889	$(141,567)	$30,322
December 31, 2014
Purchased technology	$114,754	$(87,398)	$27,356
Patents	6,472	(6,472)	—
Customer lists	37,000	(26,284)	10,716
Trade names	11,536	(6,384)	5,152
Backlog	2,127	(2,127)	—
Total intangible assets	$171,889	$(128,665)	$43,224

Intangible assets amortization expense was $12.9 million, $13.3 million and $13.8 million for the years ended December 31, 2015, 2014 and 2013. The Company’s purchased intangible assets have remaining useful lives of two to six years as of December 31, 2015. The Company reviews for impairment all of its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The estimated future amortization expense of purchased intangible assets as of December 31, 2015 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2016	$12,747
2017	10,713
2018	4,870
2019	790
2020	790
Thereafter	412
Total estimated future amortization expense	$30,322

Note 8 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other gains and charges as presented in the Consolidated Statement of Operations (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Employee-related restructuring expenses	$3,890	$1,468	$5,463
Facility reductions	392	—	602
Integration-related and other non-recurring expenses	629	2,097	1,039
Non-recurring legal expenses	109	796	779
Fair value adjustments to contingent consideration liability	—	(156)	(1,740)
Write off of purchased computer software	—	—	2,868
Net gain from sale of OS-9 software assets	—	—	(1,532)
Restructuring and other charges, net	$5,020	$4,205	$7,479

Restructuring and other charges may include costs from non-recurring events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

During the year ended December 31, 2015, the Company recorded the following restructuring and other charges:

•
$3.9 million net expense relating to the severance of 130 employees primarily within Asia and North America. These actions were in connection with the restructuring of the Company's Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.6 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects.

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

•	$2.1 million integration-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with the Penang site closure;

•	$0.8 million legal expenses associated with non-operating strategic projects; and

•	$0.2 million gain resulting from the decrease in fair value of the Continuous Computing contingent consideration liability.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2014	$166	$587	$753
Additions	4,436	392	4,828
Reversals	(546)	—	(546)
Expenditures	(3,974)	(397)	(4,371)
Balance accrued as of December 31, 2015	$82	$582	$664

Of the $0.7 million and $0.8 million accrued restructuring balance at December 31, 2015 and 2014, $0.1 million and $0.4 million is included in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2015 and 2014. These amounts represent the long-term portion of accrued lease abandonment charges. The remaining balances are presented in other accrued liabilities on the Consolidated Balance Sheets.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 9 — Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued warranty reserve	$2,036	$2,018
Adverse purchase commitments	2,176	1,733
Accrued restructuring	575	332
Income tax payable, net	279	429
Other	4,338	2,743
Other accrued liabilities	$9,404	$7,255

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued restructuring	$89	$421
Accrued warranty reserve	517	582
Long-term income tax payable	2,224	1,699
Other	155	98
Other long-term liabilities	$2,985	$2,800

Note 10 — Short-Term Borrowings

Silicon Valley Bank

On March 14, 2014, the Company entered into an amended and restated $25.0 million revolving line of credit agreement with Silicon Valley Bank ("SVB") (the "2014 Agreement") which has a stated maturity date of July 28, 2016. On May 30, 2014, the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1,000,000 to $2,000,000. On April 23, 2015, the 2014 Agreement was amended to further increase the letter of credit sublimit under the secured revolving credit facility from $2,000,000 to $5,000,000 or the net borrowing availability. On February 8, 2016, the 2014 Agreement was amended to increase the revolving line of credit to $35.0 million (the "Amended Agreement") and to extend the stated maturity date to February 8, 2018. The secured revolving credit facility under the Amended

Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $5,000,000). Eligible accounts receivable include 80% of domestic and 75% of foreign accounts receivable (80% in certain cases), in each case, not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the Amended Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the Amended Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the Amended Agreement as unrestricted cash plus unused availability on the revolving line of credit. The calculation of interest under the Amended Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%;

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%;

Under the Amended Agreement, the Company is required to make interest payments monthly. The Company is further required to pay a loan modification fee of $35,000 and pay a facility fee of $52,500 annually. The Company paid a prorated facility fee equal to $48,000 in February 2016 and will pay the full facility fee of $52,500 annually thereafter. Under the Amended Agreement, the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the Amended Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the Amended Agreement. As of the Amended agreement date, and at all times thereafter, the Company is required to maintain all US domestic cash accounts with SVB or an SVB affiliate.

The Amended Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The Amended Agreement also includes financial covenants that requires the Company to maintain minimum Liquidity of $10.0 million, which is tested monthly. Additionally, the Amended Agreement requires the Company to maintain a minimum adjusted EBITDA of at least $10,000,000 if the outstanding principal balance is greater than $15,000,000 or maintain a minimum adjusted EBITDA of at least $7,500,000 if the outstanding principal balance is equal to or less than $15,000,000, which is tested quarterly. The Amended Agreement defines Adjusted EBITDA as net income plus interest expense, depreciation expense, amortization expense, income tax expense, non-cash stock compensation expense and restructuring expense (limited to $1,700,000, $1,140,000, $1,000,000 at the first, second and third quarter 2016 measurement dates and $0 thereafter). The Amended Agreement removed the former requirement to maintain a deposit account balance of at least $4,000,000 with SVB or its affiliates and the requirement that the Company had to have at least 50% of its cash deposited with SVB or its affiliates or in an account where SVB has a control agreement

As of December 31, 2015 and 2014, the Company had outstanding balances of $15.0 million and $10.0 million issued on its behalf under the Amended Agreement. At December 31, 2015, the Company had $8.3 million of total borrowing availability remaining under the Agreement. Under the Amended Agreement, the Company would have had $18.3 million of total borrowing availability. The Company was in compliance with all covenants under the Amended Agreement.

Note 11 — Convertible Debt

2013 Convertible Senior Notes

On February 15, 2013, the Company repaid at maturity the entire $16.9 million outstanding balance of the 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") in accordance with the terms thereof.

2015 Convertible Senior Notes

On February 17, 2015, the Company repaid at maturity the entire $18.0 million outstanding balance of the 4.5% convertible senior notes due 2015 (the "2015 convertible senior notes") in accordance with the terms thereof. No convertible senior notes were converted to common stock.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Years Ended
	December 31,
	2015	2014	2013
Effective interest rate of 2013 convertible senior notes	NA	NA	2.75%
Effective interest rate of 2015 convertible senior notes	4.50%	4.50%	4.50%
Contractually stated interest costs	$101	$810	$810
Amortization of interest costs	$7	$43	$43

Note 12 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of and for the years ended December 31, 2015, 2014, and 2013 the only hedge instruments executed by the Company were associated with its exposure to fluctuations in the Indian Rupee which result from obligations such as payroll and rent paid in Rupees.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2015 and 2014 the Company had no hedge ineffectiveness.

During the year ended December 31, 2015, the Company entered into 31 new foreign currency forward contracts, with total contractual values of $12.4 million. During the year ended December 31, 2014, the Company entered into 18 new foreign currency forward contracts, with total contractual values of $11.6 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2015 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$14,024	Other accrued liabilities	$—	$(277)

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

There were no ineffective hedges for the years ended December 31, 2015, 2014 and 2013. The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations as follows (in thousands):

	2015	2014	2013
Cost of sales	$187	$178	$498
Research and development	305	295	544
Selling, general and administrative	135	154	158
Total derivative instrument expense	$627	$627	$1,200

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Beginning balance of unrealized loss on forward exchange contracts	$(752)	$(875)	$(765)
Other comprehensive loss before reclassifications	(694)	(504)	(1,310)
Amounts reclassified from other comprehensive income	627	627	1,200
Other comprehensive income (loss)	(67)	123	(110)
Ending balance of unrealized loss on forward exchange contracts	$(819)	$(752)	$(875)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.7 million currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Commitments and Contingencies

Operating Leases

Radisys is obligated under non-cancelable operating leases for certain facilities, office equipment, and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2015, were as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2016	2,363
2017	1,487
2018	769
2019	523
2020	228
2021+	—
Total future minimum lease commitments	$5,370

Rent expense totaled $2.7 million, $3.6 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013.

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory used in the manufacture of the Company's products if there is no alternative use. This liability, referred to as adverse purchase commitments, is presented in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturer. Increases to this liability are charged to cost of sales. If and when the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance

(Note 9 — Other Accrued and Other Long-Term Liabilities) to the excess and obsolete inventory valuation allowance (Note 5 — Inventories).

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Consolidated Balance Sheets and was $2.2 million and $1.7 million as of December 31, 2015 and December 31, 2014.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2015.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2015	2014
Warranty liability balance, beginning of the year	$2,600	$3,328
Product warranty accruals	2,025	2,665
Adjustments for payments made	(2,072)	(3,393)
Warranty liability balance, end of the year	$2,553	$2,600

At December 31, 2015 and 2014, $2.0 million of the warranty liability balance are included in other accrued liabilities and $0.5 million and $0.6 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note 14 — Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Numerator—Basic
Net loss, basic	$(14,678)	$(27,581)	$(49,404)
Numerator—Diluted
Net loss, basic	$(14,678)	$(27,581)	$(49,404)
Interest on convertible senior notes, net of tax benefit (A)	—	—	—
Net loss, diluted	$(14,678)	$(27,581)	$(49,404)
Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	36,789	34,699	28,805
Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	36,789	34,699	28,805
Effect of convertible notes (A)	—	—	—
Effect of dilutive restricted stock (B)	—	—	—
Effect of dilutive stock options (B)	—	—	—
Weighted average shares used to calculate net loss per share, diluted	36,789	34,699	28,805
Net loss per share:
Basic	$(0.40)	$(0.79)	$(1.72)
Diluted	$(0.40)	$(0.79)	$(1.72)

(A) The following as-if converted shares associated with the Company’s 2015 convertible senior notes were excluded from the calculation as their effect would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
2015 convertible senior notes	—	2,110	2,110

(B) The following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Stock options	2,966	2,841	3,465
Restricted stock units	151	128	335
Performance based restricted stock units (C)	1,625	240	193
Total equity award shares excluded	4,742	3,209	3,993

(C) 2014 and 2013 performance based restricted stock units are presented based on attainment of 100% of the performance goals being met. The maximum multiplier for a given semi-annual performance period is 2.75x the original grant and overall achievement is limited to a maximum of 2.5x of the target award over the entire performance period (Note 16 - Employee Benefit Plans). Based on this formula, the maximum number of shares that could be earned was 0.6 million and 0.5 million for the years ended December 31, 2014 and 2013. The 2015 performance based restricted stock units do not have a multiplier feature (Note 16 - Employee Benefit Plans) and are presented based on attainment of 100% of the performance goals being met.

Note 15 — Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current provision:
Federal	$—	$—	$—
State	30	21	(70)
Foreign	1,772	2,127	2,299
Total current provision	1,802	2,148	2,229
Deferred provision (benefit):
Federal	35	(73)	—
State	2	(3)	—
Foreign	(97)	420	12,726
Total deferred provision	(60)	344	12,726
Total income tax provision	$1,742	$2,492	$14,955
The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences (dollar amounts in thousands):

	For the Years Ended December 31,
	2015		2014		2013
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(4,526)	35.0%	$(8,781)	35.0%	$(12,057)	35.0%
Increase (decrease) in rates resulting from:
State taxes	609	(4.7)	(246)	1.0	(356)	1.0
Foreign dividends and unremitted earnings	1,493	(11.5)	(586)	2.3	1,938	(5.6)
Valuation allowance	2,456	(18.6)	7,367	(29.4)	26,662	(77.4)
Taxes on foreign income that differ from U.S. tax rate	(405)	3.1	2,488	(9.9)	(2,314)	6.7
Tax credits	433	(3.3)	—	—	(252)	0.7
Non-deductible stock-based compensation expense	1,104	(8.5)	1,206	(4.8)	1,596	(4.6)
Earnout liability fair value adjustment	(2)	—	(43)	0.2	(596)	1.7
Uncertain tax positions	435	(3.4)	362	(1.4)	530	(1.5)
Other	145	(1.6)	725	(2.9)	(196)	0.6
Effective tax rate	$1,742	(13.5)%	$2,492	(9.9)%	$14,955	(43.4)%

The components of deferred taxes consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Accrued warranty	$919	$937
Inventory	2,697	1,731
Restructuring accrual	5	58
Net operating loss carryforwards	59,784	61,521
Tax credit carryforwards	22,817	23,866
Stock-based compensation	2,142	2,042
Fixed assets	952	950
Goodwill	2,109	2,516
Other	5,693	4,056
Total deferred tax assets	97,118	97,677
Less: valuation allowance	(86,752)	(84,240)
Net deferred tax assets	10,366	13,437
Deferred tax liabilities:
Intangible assets	(7,582)	(11,764)
Other	(1,611)	(593)
Total deferred tax liabilities	(9,193)	(12,357)
Total net deferred tax assets	$1,173	$1,080

At December 31, 2015, the Company's unrecognized tax benefits associated with uncertain tax positions were $3.7 million, of which $3.3 million, if recognized, would favorably affect the effective tax rate.

The Company's ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During 2015, the Company recognized a net increase of approximately $0.1 million in potential interest and penalties associated with uncertain tax positions in the Consolidated Statements of Operations. The Company had approximately $0.6 million and $0.3 million of interest and penalties associated with uncertain tax positions at December 31, 2015, which are excluded from the unrecognized tax benefits table below.

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance as of December 31, 2013	$3,446
Additions based on tax positions related to the current year	357
Additions for tax positions of prior years	76
Reductions for tax positions of prior years	(98)
Reductions as a result of a lapse of applicable statute of limitations	(95)
Other	2
Balance as of December 31, 2014	$3,688
Additions based on tax positions related to the current year	329
Additions for tax positions of prior years	67
Reductions for tax positions of prior years	(204)
Reductions as a result of a lapse of applicable statute of limitations	(70)
Reductions due to settlements	(28)
Other	(102)
Balance as of December 31, 2015	$3,680

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company's statutes of limitations are closed for all federal and state income tax years before 2012 and 2011. The statutes of limitations for the Company's other foreign subsidiaries are closed for all income tax years before 2006.

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

The Company is currently under examination in India. The periods covered by the examination are the Company's financial years 2005, 2006 and 2010. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2015.

The Company has recorded valuation allowances of $86.8 million and $84.2 million as of December 31, 2015 and 2014. This represents a full valuation allowance against the Company's U.S., Korean, Malaysian and Japanese net deferred tax assets as well as a partial valuation allowance against the Company's Canadian net deferred tax assets. During 2015, the Company established a valuation allowance against the net deferred tax assets of Korea, Malaysia and Japan as the Company will no longer maintain operations in those jurisdictions. During 2013, the Company recognized the partial valuation allowance against the Company's Canadian net deferred tax assets due to expected changes in the nature of the Company's operations in Canada. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

At December 31, 2015 the Company had total available federal and state net operating loss carryforwards of approximately $167.1 million and $79.7 million. The federal and state net operating loss carryforwards expire between 2017 and 2034. The net operating losses from acquisitions are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The Company also had net operating loss carryforwards of approximately $5.7 million from the United Kingdom (“U.K.”), Malaysia, Korea and China. The U.K. and Malaysian net operating losses may be carried forward indefinitely provided certain requirements are met. The Chinese and Korean tax losses may be carried forward 5 and 10 years, respectively.

The Company has federal and state research and development tax credit and other federal credit carryforwards of approximately $16.2 million at December 31, 2015, to reduce future income tax liabilities.  The federal and Oregon credits expire between 2016 and 2031.  The California research and development credits do not expire.  The credits from acquisitions are stated net of limitations pursuant to Section 383 of the Internal Revenue Code.  The Company's Canadian subsidiary also had approximately $4.6 million in investment tax credit, $16.0 million of unclaimed scientific research and experimental expenditures to be carried forward and applied against future income in Canada.

Realization of the Company's foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2015. The amount of the net deferred tax assets that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

The company has provided a deferred tax liability of $1.3 million related to $3.8 million of unremitted earnings of certain foreign subsidiaries. The Company plans to indefinitely reinvest the earnings of certain foreign subsidiaries. Should the Company repatriate any foreign earnings from the remaining subsidiaries in the future, it may be required to establish an income tax liability and recognize additional income tax expense related to such earnings. The Company has indefinitely reinvested approximately $10.9 million of the undistributed earnings from the foreign subsidiaries at December 31, 2015. Such earnings would be subject to U.S. taxation if repatriated to the U.S.

Pretax book loss from domestic operations for the fiscal years 2015, 2014, and 2013 was $15.8 million, $29.9 million, and $47.2 million. Pretax book income from foreign operations for the fiscal years 2015, 2014, and 2013 was $2.9 million, $4.8 million, and $12.8 million.

Note 16 — Employee Benefit Plans

Stock-Based Employee Benefit Plans

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements.

Stock Options and Restricted Stock Awards

On May 15, 2007, the Company's shareholders approved the 2007 Stock Plan which provides for issuance of stock options, restricted shares, restricted stock units and performance-based awards. On September 22, 2015, the Company’s shareholders approved the Amended and Restated 2007 Stock Plan (as amended, the “2007 Stock Plan”). Under the 2007 Stock Plan, 9,050,000 shares have been reserved and authorized for issuance to any non-employee directors and employees. The 2007 Stock Plan provides the Board of Directors discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors determines stock option exercise prices, which may not be less than the fair value of Radisys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant for certain awards.

On August 17, 2010, the shareholders approved the Long-Term Incentive Plan ("LTIP"). The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company’s Compensation and Development Committee (“the Committee”). The number of shares of the Company’s common stock initially reserved for issuance under the LTIP is 2,000,000 shares with a maximum of 500,000 shares in any calendar year to one participant. On September 22, 2015, the Company's shareholders approved the Amended 2007 Stock Plan, which provides that shares remaining available for grant as well as shares subject to outstanding awards under the LTIP that may be forfeited upon termination of employment will be added to the shares reserved for the Amended 2007 Stock Plan. The LTIP will expire after the existing grants under the LTIP vest, or expire, at the end of their respective terms.

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
On September 4, 2012, the Committee approved 291,375 performance based restricted stock awards under the Overlay Plan based on attainment of the performance goals at maximum levels. The Overlay provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee. The awards had four separate quarterly performance achievement dates in 2013 and vest one year after they are earned. As of December 31, 2014, there were no outstanding awards under the Overlay plan.

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

On March 2, 2015, the Committee approved 1,575,000 performance based restricted stock unit awards ("PRSUs") under the LTIP and 2007 Stock Plan that have performance periods starting on March 2, 2015 and ending on March 2, 2019, which provides that on the performance measurement date following the achievement of the following market condition stock price hurdles:

•	50% of the awards will be earned if Radisys’ average closing stock price over a 30-trading day period is equal to or greater than $3.45 during a 3-year performance period.

•	50% of the awards will be earned if Radisys’ average closing stock price over a 30-trading day period is equal to or greater than $4.25 during a 4-year performance period.

As of December 31, 2015, the Company had 2,554,935 common shares available for future grant under its equity plans.

The following table summarizes stock option activity for 2015 (in thousands, except average prices and weighted average remaining contractual lives):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2014	2,841	$4.95	4.40	$43
Granted	761	2.23
Exercised	(6)	0.93
Forfeited	(143)	3.45
Expired	(487)	7.66
Balance, December 31, 2015	2,966	$3.89	4.35	$442
Options exercisable at December 31, 2015	1,860	$4.66	3.52	$41
Options vested as of December 31, 2015 and expected to vest after December 31, 2015	2,881	$3.93	4.30	$406

The aggregate intrinsic value in the table above represents the total pretax value, based on the Company's closing common stock price of $2.77 at December 31, 2015 that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2015.

Total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.1 million, and $0.2 million. The total amount of cash received from the exercise of options was $0.1 million in 2015, 2014 and 2013.

As of December 31, 2015, the Company had $0.8 million in unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes non-vested stock activity for 2015:

	Restricted Stock Units		Performance Stock Units
	Restricted Shares	Weighted Average Fair Value	Restricted Shares	Weighted Average Fair Value
Balance, December 31, 2014	128	$3.78	240	$3.55
Granted	212	2.21	1,625	2.41
Vested	(166)	3.08	(113)	3.55
Forfeited	(23)	2.79	(127)	3.55
Balance, December 31, 2015	151	$2.51	1,625	$2.41

The total fair value of restricted stock units that vested in 2015, 2014 and 2013 was $0.5 million, $1.1 million and $1.4 million. As of December 31, 2015, the Company had $0.2 million in unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 1.5 years.

Expense related to PRSUs awarded in 2015 is recognized over a derived service period determined by a Monte Carlo simulation because these awards vest based upon market conditions. The derived service period represents the median point in time within the simulation model of when each tranche will vest, using the measurement time at which the target price was achieved. It was determined that the derived service periods for the two tranches in this grant were nine and fifteen months. The total fair value of PRSUs awarded in 2015 was $2.9 million. As of December 31, 2015, unrecognized compensation expense related to PRSUs was $0.6 million which is expected to be recognized over a weighted average period of 0.5 years.

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of Radisys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate offerings are in operation under the ESPP at any given time. An employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 6.7 million shares of common stock under the ESPP. At December 31, 2015, 410,646 shares were available for issuance under the ESPP.

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP to provide for a one-year holding period with respect to common stock shares purchased by participants under the ESPP. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2015, 2014 and 2013 was 11.0%.

The following table summarizes shares issued under the ESPP (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Shares issued pursuant to the ESPP	175	242	381
Cash received for the purchase of shares pursuant to the ESPP	$322	$514	$767
Weighted average purchase price per share	$1.84	$2.12	$2.01

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

The grant-date fair value of the LTIP and Overlay awards granted in 2012 were recognized ratably over the service period which equaled the measurement period of the award. The measurement period was the period of time over which performance objectives are expected to be achieved. Since the number of shares that could have been issued under the LTIP and Overlay and the service period are both variable, the Company evaluated the LTIP and Overlay awards on a quarterly basis to adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, were made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards were made on a prospective basis. Additionally, under the 2012 LTIP the Company was required to measure the fair value of the market-based condition contained in the awards. This fair value of this feature is measured at the outset of each semi-annual performance period and recognized over the service period of the respective performance period.

The grant-date fair value of the PRSUs awarded in 2015 was calculated using a Monte Carlo simulation consistent with the fair value principles of Topic 718 because these awards vest based upon market conditions. Expense is recognized over a derived service period determined by the Monte Carlo simulation. If the conditions of PRSUs are met before the derived service period ends, all remaining expense will be recognized in the period the conditions are met.

The fair value calculations for PRSUs used an assumed share price of $2.38, a 1.32% interest rate and 55% volatility for the year ended December 31, 2015.

The fair value calculations for stock options and ESPP shares used the following assumptions for the years ended December 31:

	Stock Options			ESPP shares
	2015	2014	2013	2015	2014	2013
Share price	$2.06-2.80	$2.50-3.49	$2.98-4.89	$2.15-2.70	$2.15-3.00	$2.55-4.70
Expected life (in years)	4.39-4.41	4.40-4.47	4.43-4.50	1.5	1.5	1.5
Interest rate	1.3-1.6%	1.3-1.5%	0.7-1.3%	0.1-0.7%	0.1-0.5%	0.1-0.3%
Volatility	53.5-54.6%	51.4-52.5%	51.4-71.1%	42.6-55.6%	46.9-55.9%	47.3-55.6%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2015, 2014 and 2013, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	2015	2014	2013
Cost of sales	$294	$386	$550
Research and development	867	818	1,170
Selling, general and administrative	2,791	2,893	3,578
Total stock-based compensation expense	$3,952	$4,097	$5,298

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $0.7 million, $0.8 million, and $0.7 million in 2015, 2014 and 2013. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Plan administrative expenses.

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

Note 17 — Segment Information

The Company is made up of two operating segments: Software-Systems and Embedded Products and Hardware Services. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems is comprised of three product lines: FlowEngine, MediaEngine and CellEngine.

•	Embedded Products and Hardware Services. These hardware based products provide platforms to control and move data in the core of the telecom network.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenue
Software-Systems	$55,006	$40,281	$44,934
Embedded Products and Hardware Services	129,587	152,461	192,929
Total revenues	$184,593	$192,742	$237,863

	For the Years Ended December 31,
	2015	2014	2013
Gross margin
Software-Systems	$31,997	$24,949	$25,860
Embedded Products and Hardware Services	28,311	35,449	47,603
Corporate and other	(8,156)	(8,596)	(9,325)
Total gross margin	$52,152	$51,802	$64,138

	For the Years Ended December 31,
	2015	2014	2013
Loss from operations
Software-Systems	$(1,900)	$(6,169)	$(7,974)
Embedded Products and Hardware Services	9,709	2,457	(25)
Corporate and other	(21,874)	(21,588)	(26,767)
Total loss from operations	$(14,065)	$(25,300)	$(34,766)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify fixed assets by segment whose depreciation is included in the measure of segment profit or loss.

Geographic Revenues

	For the Years Ended December 31,
	2015	2014	2013
United States	$81,933	$74,630	$100,780
Other North America	631	2,079	3,042
China	28,819	31,975	29,818
Japan	13,574	14,848	30,724
Other APAC	28,262	26,329	20,988
Total APAC	70,655	73,152	81,530
Netherlands	14,642	22,608	19,017
Other EMEA	16,732	20,273	33,494
Total EMEA	31,374	42,881	52,511
Foreign Countries	102,660	118,112	137,083
Total revenues	$184,593	$192,742	$237,863

Long-lived assets by Geographic Area

	For the Years Ended December 31,
	2015	2014
Property and equipment, net
United States	$3,061	$4,558
Other North America	257	672
China	1,231	2,427
Other APAC	—	11
Total APAC	1,231	2,438
India	1,584	2,115
Other EMEA	1	3
Total EMEA	1,585	2,118
Foreign Countries	3,073	5,228
Total property and equipment, net	$6,134	$9,786

Intangible assets, net
United States	$30,322	$43,224
Total intangible assets, net	$30,322	$43,224

The following customers accounted for more than 10% of total revenues for the years ended December 31:

	2015	2014	2013
Nokia Solutions and Networks	16.0%	17.0%	18.7%
Philips Healthcare	10.0%	14.9%	NA

The following customers accounted for more than 10% of accounts receivable for the years ended December 31:

	2015	2014
Tier-one U.S. carrier	36.0%	NA
Reliance Jio Infocomm	14.7%	NA
Nokia Solutions and Networks	NA	18.5%
Philips Healthcare	NA	13.9%

Note 18 — Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2015, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 19 — Subsequent Events

On February 8, 2016, the Company entered into a $35.0 million secured revolving line of credit agreement with Silicon Valley Bank to replace the Company's existing line of credit agreement with Silicon Valley Bank. Refer to Note 10 - Short-Term Borrowings for a complete description of the terms and conditions of the new line of the credit.

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

During the Company’s fiscal quarter ended December 31, 2015, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2015. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,684,195	(1)	$3.85	2,965,581	(2)
Equity compensation plans not approved by security holders (3)	57,047	(4)	5.71	—
Total	4,741,242		$3.88	2,965,581
_____________________________

(1)	Includes 150,809 time-based restricted stock units. Also includes 1,625,000 performance-based restricted stock units that will only be earned upon attaining certain performance goals.

(2)	Includes 410,646 of securities authorized and available for issuance in connection with the Radisys Corporation 1996 Employee Stock Purchase Plan

(3)
Includes 37,000 shares granted under the Radisys Corporation Inducement Stock Plan for CCPU Employees. The CCPU Plan is intended to comply with the Nasdaq Listing Rule 5635(c)(4) which provides an exception to the Nasdaq stockholder approval requirement for the issuance of securities with regard to grants to new Employees of the Company, including grants to transferred Employees in connection with a merger or other acquisition.

(4)	Includes 20,047 stock options assumed as part of the acquisition of Continuous Computing Corporation.

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

10.21*	RadiSys Corporation Amended and Restated 2007 Stock Plan. Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A, filed on August 10, 2015 (SEC File No. 000-26844).

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

10.45*
Executive Change of Control Agreement, dated February 17, 2015, between the Company and Jon Wilson. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

10.46*
Amended and Restated Executive Severance Agreement, dated February 17, 2015, between the Company and Jon Wilson. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

10.47*
Transition agreement dated January 28, 2015 between Radisys Corporation and Keate Despain. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 3, 2015 (SEC File No. 000-26844).

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

10.50*
Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.51*
Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.52*
Employment Agreement, dated March 9, 2010, by and between Radisys Corporation and Grant Henderson. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014 (SEC File No. 000-26844).

10.53
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

10.55
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.56
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.57
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.58
Second Amended and Restated Loan and Security Agreement, dated July 29, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013 (SEC File No. 000-26844).

10.59
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated November 4, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2013 (SEC File No. 000-26844).

10.60
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 10, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2014 (SEC File No. 000-26844).

10.61
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.63 to the Company's Current Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014 (SEC File No. 000-26844).

10.62
Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated May 30, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2014 (SEC File No. 000-26844).

10.63
Letter Agreement, dated July 9, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 6, 2014 (SEC File No. 000-26844).

10.64
Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated April 23, 2015, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on April 28, 2015 (SEC file No. 000-26844.)

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
Brian Bronson
Chief Executive Officer and President

Dated: March 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2016.

Signature	Title

/s/ Brian Bronson	Chief Executive Officer, President, and Director
Brian Bronson	(Principal Executive Officer)

/s/ Jonathan Wilson	Chief Financial Officer, Vice President of Finance, and Secretary
Jonathan Wilson	(Principal Financial and Accounting Officer)

Directors:

/s/ C. Scott Gibson	Chairman of the Board and Director
C. Scott Gibson

/s/ Hubert de Pesquidoux	Director
Hubert de Pesquidoux

/s/ Niel Ransom	Director
Niel Ransom

/s/ Michael G. Hluchyj	Director
Michael G. Hluchyj

/s/ Ronald de Lange	Director
Ronald de Lange

/s/ Vincent H. Tobkin	Director
Vincent H. Tobkin

EXHIBIT INDEX

Exhibit No	Description
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

10.21*	RadiSys Corporation Amended and Restated 2007 Stock Plan. Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A, filed on August 10, 2015 (SEC File No. 000-26844).

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

10.45*
Executive Change of Control Agreement, dated February 17, 2015, between the Company and Jon Wilson. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

10.46*
Amended and Restated Executive Severance Agreement, dated February 17, 2015, between the Company and Jon Wilson. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

10.47*
Transition agreement dated January 28, 2015 between Radisys Corporation and Keate Despain. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 3, 2015 (SEC File No. 000-26844).

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

10.50*
Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.51*
Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.52*
Employment Agreement, dated March 9, 2010, by and between Radisys Corporation and Grant Henderson. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014 (SEC File No. 000-26844).

10.53
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

Exhibit No	Description
10.54
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.55
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.56
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.57
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.58
Second Amended and Restated Loan and Security Agreement, dated July 29, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013 (SEC File No. 000-26844).

10.59
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated November 4, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2013 (SEC File No. 000-26844).

10.60
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 10, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2014 (SEC File No. 000-26844).

10.61
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.63 to the Company's Current Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014 (SEC File No. 000-26844).

10.62
Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated May 30, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2014 (SEC File No. 000-26844).

10.63
Letter Agreement, dated July 9, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 6, 2014 (SEC File No. 000-26844).

10.64
Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated April 23, 2015, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on April 28, 2015 (SEC file No. 000-26844.)

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

Exhibit No	Description
101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.