Form 10-Q
period 2016-03-31
RADISYS CORP
filed 2016-05-04
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of April 29, 2016: 37,077,130

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$55,146	$48,687
Cost of sales:
Cost of sales	40,435	34,067
Amortization of purchased technology	1,927	1,994
Total cost of sales	42,362	36,061
Gross margin	12,784	12,626
Research and development	5,653	6,724
Selling, general and administrative	7,639	7,500
Intangible asset amortization	1,260	1,260
Restructuring and other charges, net	682	4,135
Loss from operations	(2,450)	(6,993)
Interest expense	(117)	(217)
Other income, net	139	397
Loss before income tax expense	(2,428)	(6,813)
Income tax expense	537	240
Net loss	$(2,965)	$(7,053)
Net loss per share:
Basic	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.19)
Weighted average shares outstanding:
Basic	37,007	36,649
Diluted	37,007	36,649

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(2,965)	$(7,053)
Other comprehensive income (loss):
Translation adjustments gain (loss)	457	(447)
Net adjustment for fair value of hedge derivatives, net of tax	134	118
Other comprehensive income (loss)	591	(329)
Comprehensive loss	$(2,374)	$(7,382)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$22,383	$20,764
Accounts receivable, net	38,813	60,942
Other receivables	3,059	11,304
Deferred cost of sales	—	14,113
Inventories, net	30,095	16,812
Other current assets	2,005	2,794
Total current assets	96,355	126,729
Property and equipment, net	5,400	6,134
Intangible assets, net	27,136	30,322
Long-term deferred tax assets, net	1,213	1,173
Other assets	2,934	2,711
Total assets	$133,038	$167,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,214	$43,451
Accrued wages and bonuses	4,018	7,250
Deferred revenue	6,369	23,062
Line of credit	15,000	15,000
Other accrued liabilities	9,203	9,404
Total current liabilities	65,804	98,167
Long-term liabilities:
Other long-term liabilities	2,898	2,985
Total long-term liabilities	2,898	2,985
Total liabilities	68,702	101,152
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 37,039 and 36,959 shares issued and outstanding at March 31, 2016 and December 31, 2015	338,958	338,165
Accumulated deficit	(274,314)	(271,349)
Accumulated other comprehensive loss:
Cumulative translation adjustments	377	(80)
Unrealized loss on hedge instruments	(685)	(819)
Total accumulated other comprehensive (loss)	(308)	(899)
Total shareholders’ equity	64,336	65,917
Total liabilities and shareholders’ equity	$133,038	$167,069

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,965)	(7,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,345	4,778
Inventory valuation allowance	266	(40)
Deferred income taxes	12	170
Stock-based compensation expense	688	659
Other	372	254
Changes in operating assets and liabilities:
Accounts receivable	22,134	2,064
Other receivables	8,254	3,883
Inventories and deferred cost of sales	578	2,769
Accounts payable	(12,155)	(8,183)
Accrued restructuring	435	2,354
Accrued wages and bonuses	(3,207)	(834)
Deferred revenue	(16,693)	1,251
Other	(382)	1,556
Net cash provided by operating activities	1,682	3,628
Cash flows from investing activities:
Capital expenditures	(422)	(640)
Net cash used in investing activities	(422)	(640)
Cash flows from financing activities:
Borrowings on line of credit	18,000	7,000
Payments on line of credit	(18,000)	(7,000)
Repayment of convertible subordinated notes	—	(18,000)
Other financing activities	105	8
Net cash provided by (used in) financing activities	105	(17,992)
Effect of exchange rate changes on cash	254	(392)
Net increase (decrease) in cash and cash equivalents	1,619	(15,396)
Cash and cash equivalents, beginning of period	20,764	31,242
Cash and cash equivalents, end of period	$22,383	$15,846
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$123	$519
Income taxes	$228	$93
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently evaluating the requirements of ASU 2015-14 and have not yet determined its impact on the condensed consolidated financial statements.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(4)	—	$(4)	—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(277)	—	$(277)	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable, gross	$38,920	$61,045
Less: allowance for doubtful accounts	(107)	(103)
Accounts receivable, net	$38,813	$60,942

As of March 31, 2016 and December 31, 2015, the balance in other receivables was $3.1 million and $11.3 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories and Deferred Cost of Sales

Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$27,610	$14,546
Work-in-process	218	98
Finished goods	6,500	7,485
	34,328	22,129
Less: inventory valuation allowance	(4,233)	(5,317)
Inventories, net	$30,095	$16,812

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods was $9.3 million and $11.5 million at March 31, 2016 and December 31, 2015.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days. The Company is also contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. The Company’s consignment inventory at its contract manufacturing partner was $8.1 million and $8.7 million as of March 31, 2016 and December 31, 2015. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 8 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liability (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Inventory, net	$266	$(40)
Adverse purchase commitments	279	576

Deferred cost of sales, which are directly associated with deferred revenue on shipments to customers, was $0.0 million and $14.1 million at March 31, 2016 and December 31, 2015.

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Employee-related restructuring expenses	$682	$4,033
Integration-related and other non-recurring expenses	—	(7)
Non-recurring legal expenses	—	109
Restructuring and other charges, net	$682	$4,135

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

For the three months ended March 31, 2016, the Company recorded the following restructuring charge:

•	$0.7 million net expense relating to the severance for 21 employees primarily in connection with a reduction to our hardware engineering presence in Shenzhen.

For the three months ended March 31, 2015, the Company recorded the following restructuring and other charges:

•
$4.0 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.1 million legal expenses associated with non-operating strategic projects.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2015	$82	$582	$664
Additions	682	—	682
Reversals	—	—	—
Expenditures	(106)	(141)	(247)
Balance accrued as of March 31, 2016	$658	$441	$1,099

Of the $1.1 million accrued restructuring at March 31, 2016, $0.1 million is included in other long-term liabilities, with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

On March 14, 2014, the Company entered into an amended and restated $25.0 million revolving line of credit agreement with Silicon Valley Bank ("SVB") (the "2014 Agreement") which has a stated maturity date of July 28, 2016. On May 30, 2014, the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1.0 million to $2.0 million. On April 23, 2015, the 2014 Agreement was amended to further increase the letter of credit sublimit under the secured revolving credit facility from $2.0 million to $5.0 million or the net borrowing availability. On February 8, 2016, the 2014 Agreement was amended to increase the revolving line of credit to $35.0 million (as amended, the "Amended Agreement") and to extend the stated maturity date to February 8, 2018. The secured revolving credit facility under the Amended Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $5.0 million). Eligible accounts receivable include 80% of U.S. and 75% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the Amended Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the Amended Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the Amended Agreement as unrestricted cash plus unused availability on the revolving line of credit. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%; and

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%.

•
Under the Amended Agreement, the Company is required to make interest payments monthly. The Company is further required to pay a loan modification fee of $35,000 and pay a facility fee of $52,500 annually. The Company paid a prorated facility fee equal to $48,000 in February 2016 and will pay the full facility fee of $52,500 annually thereafter. Under the Amended Agreement, the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the Amended Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the Amended Agreement. The Amended Agreement removed the former requirement to maintain a deposit account balance of at least $4.0 million with SVB or its affiliates and the former requirement that at least 50% of the Company's cash must be deposited with SVB or its affiliates or in an account where SVB has a control agreement. The Amended Agreement did not otherwise change the requirement to maintain all the Company's US domestic cash accounts with SVB or an SVB affiliate.

The Amended Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The Amended Agreement also includes financial covenants that requires the Company to maintain minimum Liquidity of $10.0 million, which is tested monthly. Additionally, the Amended Agreement requires the Company to maintain a minimum adjusted EBITDA of at least $10.0 million if the outstanding principal balance is greater than $15.0 million or maintain a minimum adjusted EBITDA of at least $7.5 million if the outstanding principal balance is equal to or less than $15.0 million, which is tested quarterly. The Amended Agreement defines Adjusted EBITDA as net income plus interest expense, depreciation expense, amortization expense, income tax expense, non-cash stock compensation expense and restructuring expense (limited to $1.7 million, $1.14 million, $1.0 million at the first, second and third quarter 2016 measurement dates and $0 thereafter).

As of March 31, 2016 and December 31, 2015, the Company had an outstanding balance of $15.0 million under the Amended Agreement. At March 31, 2016, the Company had $11.6 million of total borrowing availability remaining under the Amended Agreement. At March 31, 2016, the Company was in compliance with all covenants under the Amended Agreement.

Note 7 — Convertible Debt

2015 Convertible Senior Notes

On February 17, 2015, the Company repaid at maturity the entire outstanding balance of the 4.5% convertible senior notes due 2015 (the "2015 convertible senior notes") in accordance with the terms thereof. No convertible senior notes were converted to common stock.

Note 8 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory used in the manufacture of the Company's products if there is no alternative use. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturer. Increases to this liability are charged to cost of sales. If and when the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance (Note 4 —Inventories and Deferred Cost of Sales).

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $2.5 million and $2.2 million as of March 31, 2016 and December 31, 2015.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2016.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Warranty liability balance, beginning of the period	$2,553	$2,600
Product warranty accruals	385	623
Utilization of accrual	(603)	(517)
Warranty liability balance, end of the period	$2,335	$2,706

At March 31, 2016 and December 31, 2015, $1.9 million and $2.0 million of the warranty liability balance was included in other accrued liabilities and $0.5 million and $0.5 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator
Net loss	$(2,965)	$(7,053)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	37,007	36,649
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	37,007	36,649
Effect of dilutive restricted stock units (A)	—	—
Effect of dilutive stock options (A)	—	—
Weighted average shares used to calculate net loss per share, diluted	37,007	36,649
Net loss per share
Basic	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.19)

(A)	For the three months ended March 31, 2016 and 2015, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Stock options	2,808	2,721
Restricted stock units	122	105
Performance based restricted stock units (B)	2,305	1,450
Total equity award shares excluded	5,235	4,276

(B)	Performance based restricted stock units are presented based on attainment of 100% of the performance goals being met which is the maximum amount that can be earned.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2016 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at March 31, 2016. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.2 million at March 31, 2016 and December 31, 2015. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits was approximately $3.7 million at March 31, 2016. The related interest and penalties were $0.7 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006, 2007 and 2010 through 2012. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2016. As of March 31, 2016, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Stock options	1,036	555
Restricted stock units	—	5
Performance based restricted stock awards (A)	680	1,450
Total	1,716	2,010

(A)
On March 28, 2016, the Compensation Committee approved grants of performance-based restricted stock units ("PRSUs") to certain senior executives. The PRSUs will vest only on satisfaction of certain annual performance criteria during the performance period beginning on the grant date. Specifically, 50% of shares will vest on meeting targets of strategic revenue during fiscal year 2016 and 50% of shares will vest during fiscal year 2017 on meeting targets of strategic revenue, subject to the attainment of achieving certain operating income thresholds defined by the Company's ratified 2017 annual operating plans. The awards have two separate annual performance achievement periods in 2016 and 2017 and vest upon attainment and approval of the performance conditions.

On March 2, 2015, the Compensation Committee approved PRSUs with a performance period starting on March 2, 2015 and ending on March 2, 2019, which provides that on the performance measurement date following the achievement of the following market condition stock price hurdles:

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

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of sales	$46	$53
Research and development	153	132
Selling, general and administrative	489	474
Total	$688	$659

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-

currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of March 31, 2016 and December 31, 2015, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2016 and 2015, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2016 the Company entered into 12 new foreign currency forward contracts, with total contractual values of $3.6 million. During the three months ended March 31, 2015, the Company did not enter into any new foreign currency contracts.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2016 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$13,872	Other accrued liabilities	$—	$(4)

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

There were no ineffective hedges for the three months ended March 31, 2016 and 2015. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of sales	$108	$(4)
Research and development	173	(6)
Selling, general and administrative	67	1
Total	$348	$(9)

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance of unrealized loss on forward exchange contracts	$(819)	$(752)
Other comprehensive loss before reclassifications	(214)	127
Amounts reclassified from other comprehensive income	348	(9)
Other comprehensive income (loss)	134	118
Ending balance of unrealized loss on forward exchange contracts	$(685)	$(634)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.8 million currently recorded as accumulated other comprehensive income (loss), as a result of the maturity of currently held forward exchange contracts.

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

•
Embedded Products and Hardware Services. These hardware-centric products enable both the control and data plane within the core of the telecom networks and also includes the DCEngine data center product line.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue
Software-Systems	$14,059	$9,689
Embedded Products and Hardware Services	41,087	38,998
Total revenues	$55,146	$48,687

	Three Months Ended
	March 31,
	2016	2015
Gross margin
Software-Systems	$8,788	$5,328
Embedded Products and Hardware Services	5,969	9,344
Corporate and other	(1,973)	(2,046)
Total gross margin	$12,784	$12,626

	Three Months Ended
	March 31,
	2016	2015
Income (loss) from operations
Software-Systems	$780	$(2,902)
Embedded Products and Hardware Services	1,327	3,957
Corporate and other	(4,557)	(8,048)
Total loss from operations	$(2,450)	$(6,993)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
United States	$37,765	$21,172
Other North America	78	45
China	3,330	11,693
Other Asia Pacific	4,288	5,492
Asia Pacific ("APAC")	7,618	17,185
Netherlands	7,235	4,362
Other EMEA	2,450	5,923
Europe, the Middle East and Africa (“EMEA”)	9,685	10,285
Foreign Countries	17,381	27,515
Total	$55,146	$48,687

Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2016	December 31, 2015
Property and equipment, net
United States	$2,717	$3,061
Other North America	238	257
China	994	1,231
Total APAC	994	1,231
India	1,450	1,584
Other EMEA	1	1
Total EMEA	1,451	1,585
Foreign Countries	2,683	3,073
Total property and equipment, net	$5,400	$6,134

Intangible assets, net
United States	$27,136	$30,322
Total intangible assets, net	$27,136	$30,322

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended
	March 31,
	2016	2015
Customer A	42.3%	N/A
Customer B	14.3%	11.9%
Customer C	N/A	26.2%

The following customers accounted for more than 10% of accounts receivable:
	March 31, 2016	December 31, 2015
Customer D	21.6%	14.7%
Customer B	15.7%	N/A
Customer A	13.7%	36.0%
Customer E	10.6%	N/A

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

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

•
Software-Systems products are targeted at delivering differentiated solutions for service providers in their deployment of next generation networks and technologies. Software-Systems products include the following three product families:

◦
FlowEngine products target the communication service provider traffic management market and is a family of products designed to rapidly classify millions of data flows and then distribute these flows to thousands of Virtualized Network Functions ("VNF"). FlowEngine offloads the processing for packet classification and distribution, improving virtualized function utilization and making the overall Network Functions Virtualization ("NFV") architecture more efficient. A FlowEngine system consists of FlowEngine software running on a Traffic Distribution Engine ("TDE") platform. FlowEngine Software enables communication service providers to efficiently transition towards NFV and software-defined networking ("SDN") architectures allowing increased service agility and quicker time to revenue for new service offerings. FlowEngine accomplishes this by integrating a targeted subset of edge routing, data center switching, and load balancing functionality, coupled with standards based SDN protocols, enabling our customers to significantly reduce the investment necessary to efficiently process data flows in virtualized communications environments.

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

•
Embedded Products and Hardware Services are predominantly hardware-based products, including our newly-launched data center product, DCEngine, that enable the control and movement of data in both 3G and LTE telecom networks as well as bring the economies of the data center and the agility of the cloud to service provider infrastructure. DCEngine is a compute, storage and networking platform built on open hardware standards and open source software to drive innovation and the rapid delivery of new services such as video on demand, Internet Protocol Television ("IPTV") and parental control capabilities. Our products also enable network elements for applications such as Deep Packet Inspection ("DPI"), policy management and intelligent gateways (security, femto and LTE gateways) as well as accelerate the transformation to cloud based hyper scale compute, storage and network fabrics. Additionally, our products enable image processing capabilities for healthcare markets and enable cost-effective and energy-efficient computing capabilities dedicated for industrial deployments. Our professional service organization of systems architects, hardware designers, and network experts accelerates our customers' time to market on these revenue generating assets.

First Quarter 2016 Summary

During the quarter, we formally launched our new data center product, DCEngine, a hyper-scale infrastructure solution for both telecom and cable operators that enables the virtualization of existing networks by providing the hardware and software basic building blocks necessary to deploy SDN and NFV. DCEngine is strategically important as it positions us with a more complete offering of software, systems and services which all support the migration of operators towards virtualization of their networks.

In the first quarter of 2016 consolidated revenue grew $6.5 million, or 13%, year-on-year as the result of continued momentum across all of our growth initiatives. We realized revenue growth in both of our segments including growth of $4.4 million or 45% in our Software-Systems segment and $2.1 million or 5.4% in our Embedded Products and Hardware Services segment. Revenue growth in Software-Systems was the result of continued strong FlowEngine shipments in support of the commercial deployment by a tier-one U.S. service provider as well as MediaEngine demand in support of both VoLTE deployments and audio conferencing to cloud-based installations. In our Embedded Products and Hardware Services segment, growth was driven by the recognition of previously deferred DCEngine revenues relating to sales to a tier-one U.S. service provider which were recognized upon installation and commissioning of initial systems during the first quarter of 2016.

The following is a summary-level comparison of the three months ended March 31, 2016 and 2015:

•
Revenues increased $6.5 million to $55.1 million for the three months ended March 31, 2016 from $48.7 million for the three months ended March 31, 2015. Software-Systems revenue increased $4.4 million due to a continued strong MediaEngine and FlowEngine demand. Embedded Products and Hardware Services revenue increased $2.1 million, due to meaningful revenue in our new DCEngine product line offset by declines in non-core legacy products.

•
Our gross margin decreased 270 basis points to 23.2% for the three months ended March 31, 2016 from 25.9% for the three months ended March 31, 2015, which was the result of a lower margin product mix as we recognized $19.7 million of lower margin DCEngine sales in the current quarter combined with higher initial costs associated with the initial deployment of DCENgine systems.

•
R&D expense decreased $1.1 million to $5.7 million for the three months ended March 31, 2016 from $6.7 million for the three months ended March 31, 2015. The expense decrease is attributable to our restructuring efforts including the 2015 headcount reduction in our Embedded Products and Hardware Services segment.

•
SG&A expense increased $0.1 million to $7.6 million for the three months ended March 31, 2016 from $7.5 million for the three months ended March 31, 2015. This is due to a $0.3 million increase in commissions and incentive compensation offset by salary expense reductions that resulted from our 2015 restructuring activities.

•
Cash and cash equivalents on March 31, 2016 increased $1.6 million to $22.4 million from $20.8 million at December 31, 2015. The increase was the result of cash generation from operations of $1.7 million, offset by capital expenditures of $0.4 million.

•
Deferred revenue on March 31, 2016 decreased $16.7 million to $6.4 million from $23.1 million at December 31, 2015 and deferred cost of sales decreased $14.1 million over the same period. These decreases were primarily attributable to the recognition of previously deferred DCEngine revenues relating to sales to a tier-one U.S. service provider which were recognized upon installation and commissioning of initial systems during the first quarter of 2016.

•
Accounts receivable on March 31, 2016 decreased $22.1 million to $38.8 million from $60.9 million at December 31, 2015. The decrease was primarily attributable to collections associated with the aforementioned DCEngine shipments during the first quarter of 2016.

Comparison of the Three Months Ended March 31, 2016 and 2015

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	73.3	70.0
Amortization of purchased technology	3.5	4.1
Total cost of sales	76.8	74.1
Gross margin	23.2	25.9
Research and development	10.3	13.8
Selling, general, and administrative	13.9	15.4
Intangible asset amortization	2.3	2.6
Restructuring and other charges, net	1.1	8.5
Loss from operations	(4.4)	(14.4)
Interest expense	(0.2)	(0.4)
Other income, net	0.2	0.8
Loss before income tax expense	(4.4)	(14.0)
Income tax expense	1.0	0.5
Net loss	(5.4)%	(14.5)%

Revenues

The following table sets forth operating segment revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Revenue
Software-Systems	$14,059	$9,689	45.1%
Embedded Products and Hardware Services	41,087	38,998	5.4
Total revenues	$55,146	$48,687	13.3%

Software-Systems. Revenues in the Software-Systems segment increased $4.4 million for the three months ended March 31, 2016 from the comparable period in 2015. Revenue growth of $1.9 million in the three months ended March 31, 2016 was attributable to follow-on orders from the large Asian carrier currently deploying our MediaEngine products in support of their greenfield LTE network rollout. Additionally, over the same period, we increased our FlowEngine shipments by $3.2 million to a tier-one U.S. service provider in support of their commercial deployment. These increases were offset by a decline in CellEngine license sales.

Embedded Products and Hardware Services. Revenues in the Embedded Products and Hardware Services product group increased $2.1 million for the three months ended March 31, 2016 from the comparable period in 2015. The increase is a result of $19.7 million growth in our new data center product, DCEngine, in sales to a tier-one U.S. service provider. This was offset by a decrease of $17.6 million in non-core legacy hardware products, which is a result of the strategic changes implemented early in 2015 to focus on key customers who have adequate scale to meet our profitability objectives and to enable us to generate steady levels of profitability and cash flow over the coming years.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
North America	$37,843	$21,217	78.4%
Asia Pacific	7,618	17,185	(55.7)
Europe, the Middle East and Africa ("EMEA")	9,685	10,285	(5.8)
Total	$55,146	$48,687	13.3%

	Three Months Ended
	March 31,
	2016	2015
North America	68.6%	43.6%
Asia Pacific	13.8	35.3
EMEA	17.6	21.1
Total	100.0%	100.0%

North America. Revenues from the North America region increased $16.6 million for the three months ended March 31, 2016 from the comparable period in 2015. This is primarily attributable to increased sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products in support of various commercial deployments.

Asia Pacific. Revenues from the Asia Pacific region decreased $9.6 million for the three months ended March 31, 2016 from the comparable period in 2015. The decrease was primarily attributed to a $9.1 million decrease in sales of non-core legacy Embedded Products and Hardware Services that have been trending to end-of-life from two of our larger Asian customers.

EMEA. Revenues from the EMEA region decreased $0.6 million for the three months ended March 31, 2016 from the comparable period in 2015. The decrease was attributable to a $1.5 million reduction in sales to an Embedded Products and Hardware Services customer which had a large deployment in the first quarter of 2015 that was not repeated in the current quarter. This was offset by continued strong demand from a top five customer deploying our products in medical imaging and related markets.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Gross margin
Software-Systems	$8,788	$5,328	64.9%
Embedded Products and Hardware Services	5,969	9,344	(36.1)
Corporate and other	(1,973)	(2,046)	3.6
Total gross margin	$12,784	$12,626	1.3%

	Three Months Ended
	March 31,
	2016	2015	Change
Gross margin
Software-Systems	62.5%	55.0%	13.6%
Embedded Products and Hardware Services	14.5	24.0	(39.6)
Corporate and other	—	—	—
Total gross margin	23.2%	25.9%	(10.4)%

Software-Systems. Gross margin increased 750 basis points to 62.5% for the three months ended March 31, 2016 from 55.0% in the comparable period of 2015 largely as the result of improved product mix and growth in overall product sales. Product related revenue in this segment grew by $4.8 million driving the improvement of the overall gross margin.

Embedded Products and Hardware Services. Gross margin decreased 950 basis points to 14.5% for the three months ended March 31, 2016 from 24.0% in the comparable period in 2015. This was primarily attributable to the $19.7 million increase in DCEngine sales to a tier-one U.S. service provider, as this product line carries proportionately lower margins than other products within the Embedded Products and Hardware Services segment, coupled with meaningful expenses associated with the initial installation and commissioning of these systems.

Corporate and other. Gross margin was flat at a deficit of $2.0 million for the three months ended March 31, 2016 and 2015. Items in Corporate and other cost of sales include amortization of intangible assets, stock compensation and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Research and development	$5,653	$6,724	(15.9)%
Selling, general and administrative	7,639	7,500	1.9
Intangible asset amortization	1,260	1,260	—
Restructuring and other charges, net	682	4,135	(83.5)
Total	$15,234	$19,619	(22.4)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $1.1 million for the three months ended March 31, 2016 from the comparable period in 2015. The expense reductions are due to our restructuring efforts within our Embedded Products and Hardware Services segment which included personnel reductions in the first half of 2015 primarily in Asia and North America. This resulted in reductions to salary expense by $1.1 million for the three months ended March 31, 2016 from the comparable period in 2015. R&D headcount decreased year over year to 301 at March 31, 2016 from 360 at March 31, 2015.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses increased $0.1 million for the three months ended March 31, 2016 from the comparable period in 2015. Restructuring efforts in the first half of 2015 within our Embedded Products and Hardware Service segment drove headcount reductions and contributed to a decrease in employee salary of $0.3 million for the three months ended March 31, 2016. This was offset by an increase of $0.3 million in commissions driven by higher revenues and incentive compensation. SG&A headcount decreased to 114 at March 31, 2016 from 124 at March 31, 2015.

Intangible Asset Amortization

Intangible asset amortization for the three months ended March 31, 2016 was comparable with the same period in 2015 due to routine amortization of acquired intangible assets. No triggering events occurred during the quarter ended March 31, 2016 that could potentially result in management performing an impairment evaluation of our intangible assets.

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

Restructuring and other charges, net decreased $3.5 million to $0.7 million for the three months ended March 31, 2016 from $4.1 million in the comparable period in 2015.

Restructuring and other charges, net for the three months ended March 31, 2016 include the following:

•	$0.7 million net expense relating to the severance for 21 employees primarily in connection with a reduction to our hardware engineering presence in Shenzhen.

Restructuring and other charges for the three months ended March 31, 2015 include the following:

•
$4.0 million net expense relating to the severance of employees in connection with the previously reported Penang development site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.1 million legal expenses associated with non-operating strategic projects.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Cost of sales	$46	$53	(13.2)%
Research and development	153	132	15.9
Selling, general and administrative	489	474	3.2
Total	$688	$659	4.4%

Stock-based compensation expense was flat for the three months ended March 31, 2016 from the comparable period in 2015. Performance based awards and stock options were granted during the final weeks of the first quarter 2016, resulting in a nominal impact on quarter over quarter expenses.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Income (loss) from operations
Software-Systems	$780	$(2,902)	126.9%
Embedded Products and Hardware Services	1,327	3,957	(66.5)
Corporate and other	(4,557)	(8,048)	43.4
Total income (loss) from operations	$(2,450)	$(6,993)	65.0%

Software-Systems. Income (loss) from operations improved by $3.7 million for the three months ended March 31, 2016 from the comparable period in 2015. This was driven by the previously described 45.1% year on year revenue growth and $3.5 million increase in gross margin for the three months ended March 31, 2016 from the comparable period of 2015.

Embedded Products and Hardware Services. Income from operations decreased by $2.6 million for the three months ended March 31, 2016 from the comparable period in 2015. The decrease was primarily driven by the $3.4 million decrease in gross margin for the three months ended March 31, 2016 driven by a lower margin product mix and offset by the decrease in operating expenses resulting from the rationalization of spending within this segment.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations improved $3.5 million to $4.6 million for the three months ended March 31, 2016 from $8.0 million in the comparable period in 2015 as the result of the previously described restructuring actions.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Interest expense	$(117)	$(217)	46.1%
Interest income	38	47	(19.1)
Other income, net	101	350	(71.1)
Total	$22	$180	(87.8)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. We repaid the $18 million 2015 convertible senior notes on February 17, 2015 which resulted in lower interest expense in the three months ended March 31, 2016 compared to the same period in the prior year.

Other Income, Net

For the three months ended March 31, 2016, other income decreased $0.2 million from the comparable periods in 2015 primarily due to unfavorable cash flow hedge exchange rates between the Indian Rupee and the US Dollar and unfavorable currency movements due to weakening of the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Income tax expense	$537	$240	123.8%

We recorded tax expense of $0.5 million for the three months ended March 31, 2016. Our effective tax rates for the three months ended March 31, 2016 and 2015 were 22.1% and 3.5%, respectively. The effective tax rate fluctuation is due to an improvement of $4.4 million in net loss before income tax expense as well as income tax rate differences among the jurisdictions in which pretax income (loss) is generated, coupled with the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Cash and cash equivalents	$22,383	$20,764	$15,846
Working capital	30,551	28,562	21,175
Accounts receivable, net	38,813	60,942	41,716
Inventories, net	30,095	16,812	15,727
Accounts payable	31,214	43,451	23,385
Line of credit	15,000	15,000	10,000

Cash Flows

As of March 31, 2016, the amount of cash held by our foreign subsidiaries was $7.7 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents increased by $1.6 million to $22.4 million as of March 31, 2016 from $20.8 million as of December 31, 2015. Activities impacting cash and cash equivalents were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net loss	$(2,965)	$(7,053)
Non-cash adjustments	5,683	5,821
Changes in operating assets and liabilities	(1,036)	4,860
Cash provided by (used in) operating activities	1,682	3,628
Cash used in investing activities	(422)	(640)
Cash provided by (used in) financing activities	105	(17,992)
Effects of exchange rate changes	254	(392)
Net increase (decrease) in cash and cash equivalents	$1,619	$(15,396)

Cash generated by operating activities during the three months ended March 31, 2016 was $1.7 million. For the three months ended March 31, 2016, primary impacts to changes in our working capital consisted of the following:

•	Accounts receivable decreased by $22.1 million driven by $19.3 million in collections from a tier-one U.S. service provider primarily related to DCEngine shipments;

•
Inventories and deferred costs of goods sold net decreased by $0.6 million. Deferred cost of sales decreased $14.1 million due to recognition of the associated deferred DCEngine revenue. This was offset by a $13.3 million increase in inventories primarily due to the purchase of component inventory to support order backlog for our DCEngine products;

•	Accounts payable decreased $12.2 million due to a decrease in payables related to the DCEngine during the prior quarter as well as a decrease in payables to our contract manufacturer;

•	Deferred revenue decreased $16.7 million due to the recognition of the $17.8 million balance associated with DCEngine orders deferred at year end.

Cash used in investing activities during the three months ended March 31, 2016 of $0.4 million was associated with ongoing capital expenditures.

Cash generated in financing activities during the three months ended March 31, 2016 of $0.1 million is due to the proceeds from issuance of common stock. During the first quarter of 2016, we borrowed gross draws of $18.0 million on our Silicon Valley Bank line of credit to meet intra-period cash requirements and repaid the borrowing within the period. We may continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our contract manufacturer.

Line of Credit

Silicon Valley Bank

On March 14, 2014, the Company entered into an amended and restated $25.0 million revolving line of credit agreement with Silicon Valley Bank ("SVB") (the "2014 Agreement") which has a stated maturity date of July 28, 2016. On May 30, 2014, the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1.0 million to $2.0 million. On April 23, 2015, the 2014 Agreement was amended to further increase the letter of credit sublimit under the secured revolving credit facility from $2.0 million to $5.0 million or the net borrowing availability. On February 8, 2016, the 2014 Agreement was amended to increase the revolving line of credit to $35.0 million (as amended, the "Amended Agreement") and to extend the stated maturity date to February 8, 2018. The secured revolving credit facility under the Amended Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $5.0 million). Eligible accounts receivable include 80% of U.S. and 75% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the Amended Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the Amended Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the Amended Agreement as unrestricted cash plus unused availability on the revolving line of credit. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%; and

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%.

•
Under the Amended Agreement, the Company is required to make interest payments monthly. The Company is further required to pay a loan modification fee of $35,000 and pay a facility fee of $52,500 annually. The Company paid a prorated facility fee equal to $48,000 in February 2016 and will pay the full facility fee of $52,500 annually thereafter. Under the Amended Agreement, the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the Amended Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the Amended Agreement. The Amended Agreement removed the former requirement to maintain a deposit account balance of at least $4.0 million with SVB or its affiliates and the former requirement that at least 50% of the Company's cash must be deposited with SVB or its affiliates or in an account where SVB has a control agreement. The Amended Agreement did not otherwise change the requirement to maintain all the Company's US domestic cash accounts with SVB or an SVB affiliate.

The Amended Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The Amended Agreement also includes financial covenants that requires the Company to maintain minimum Liquidity of $10.0 million, which is tested monthly. Additionally, the Amended Agreement requires the Company to maintain a minimum adjusted EBITDA of at least $10.0 million if the outstanding principal balance is greater than $15.0 million or maintain a minimum adjusted EBITDA of at least $7.5 million if the outstanding principal balance is equal to or less than $15.0 million, which is tested quarterly. The Amended Agreement defines Adjusted EBITDA as net income plus interest expense, depreciation expense, amortization expense, income tax expense, non-cash stock compensation expense and restructuring expense (limited to $1.7 million, $1.14 million, $1.0 million at the first, second and third quarter 2016 measurement dates and $0 thereafter).

As of March 31, 2016 and December 31, 2015, we had an outstanding balance of $15.0 million under the Amended Agreement. At March 31, 2016, we had $11.6 million of total borrowing availability remaining under the Agreement. At March 31, 2016, we were in compliance with all covenants under the Amended Agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2015 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations,"of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. For the three months ended March 31, 2016, there have been no material changes in our contractual obligations outside the ordinary course of business. As of March 31, 2016, we have agreements regarding foreign currency forward contracts with total contractual values of $13.9 million that mature through 2016.

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

Liquidity Outlook

At March 31, 2016, our cash and cash equivalents amounted to $22.4 million. We believe our current cash and cash equivalents, cash expected to be generated from operations and borrowings under our Silicon Valley Bank line of credit will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet our operating requirements, we may, among other available options, pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements throughout 2016.

Recent Accounting Pronouncements

In March 2016, the the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. We are currently evaluating the requirements of ASU 2015-14 and have not yet determined its impact on our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements including:

•	the Company's business strategy;

•	changes in reporting segments;

•	expectations and goals for revenues, gross margin, research and development ("R&D") expenses, selling, general and administrative ("SG&A") expenses and profits;

•	the impact of our restructuring events on future operating results, including statements related to future growth, expense savings or reduction or operational and administrative efficiencies;

•	timing of revenue recognition;

•	expected customer orders;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities

•	continued implementation of the Company's next-generation datacenter product; and

•	other statements that are not historical facts.

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

These factors include, among others, the continued implementation of the Company’s next-generation datacenter product, customer implementation of traffic management solutions, the outcome of product trials, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, the Company's dependence on certain customers and high degree of customer concentration, the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, actions by regulatory authorities or other third parties, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, fluctuations in currency exchange rates, key employee attrition, the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the potential need to raise additional funding and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Indian Rupee, and British Pound Sterling. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of March 31, 2016 the total notional or contractual value of the contracts we held was $13.9 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.4 million, decreasing our Indian Rupee hedge asset as of March 31, 2016, to a liability of $1.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.3 million, increasing our hedge asset as of March 31, 2016 to $1.3 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended March 31, 2016, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Exhibits

(a) Exhibits

Exhibit 10.1
Amendment No. 3 to the Third Amended and Restated Loan and Security Agreement, dated February 8, 2016, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 9, 2016 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	May 4, 2016	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	May 4, 2016	By:	/s/ Jon Wilson
Jon Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Amendment No. 3 to the Third Amended and Restated Loan and Security Agreement, dated February 8, 2016, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 9, 2016 (SEC File No. 000-26844).

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