Form 10-Q
period 2016-06-30
RADISYS CORP
filed 2016-07-29
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of July 26, 2016: 38,279,744

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$61,288	$47,049	$116,434	$95,736
Cost of sales:
Cost of sales	43,916	32,468	84,351	66,535
Amortization of purchased technology	1,927	1,980	3,854	3,974
Total cost of sales	45,843	34,448	88,205	70,509
Gross margin	15,445	12,601	28,229	25,227
Research and development	6,298	6,840	11,951	13,564
Selling, general and administrative	8,554	7,475	16,193	14,975
Intangible asset amortization	1,260	1,260	2,520	2,520
Restructuring and other charges, net	265	559	947	4,694
Loss from operations	(932)	(3,533)	(3,382)	(10,526)
Interest expense	(159)	(103)	(276)	(320)
Other income, net	1,069	161	1,208	558
Loss before income tax expense	(22)	(3,475)	(2,450)	(10,288)
Income tax expense	569	644	1,106	884
Net loss	$(591)	$(4,119)	$(3,556)	$(11,172)
Net loss per share:
Basic	$(0.02)	$(0.11)	$(0.10)	$(0.30)
Diluted	$(0.02)	$(0.11)	$(0.10)	$(0.30)
Weighted average shares outstanding:
Basic	37,143	36,741	37,075	36,695
Diluted	37,143	36,741	37,075	36,695

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(591)	$(4,119)	$(3,556)	$(11,172)
Other comprehensive income (loss):
Translation adjustments gain (loss)(A)	(812)	114	(355)	(333)
Net adjustment for fair value of hedge derivatives, net of tax	82	(51)	216	67
Other comprehensive income (loss)	(730)	63	(139)	(266)
Comprehensive loss	$(1,321)	$(4,056)	$(3,695)	$(11,438)

(A)
During the three month period ending June 30, 2016, the Company recognized a $0.4 million gain on the liquidation of certain foreign subsidies. This was reclassified from translation adjustments gain (loss) and is included in other income, net.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$30,926	$20,764
Accounts receivable, net	43,005	60,942
Other receivables	4,284	11,304
Deferred cost of sales	—	14,113
Inventories, net	23,301	16,812
Other current assets	2,681	2,794
Total current assets	104,197	126,729
Property and equipment, net	5,052	6,134
Intangible assets, net	23,949	30,322
Long-term deferred tax assets, net	1,155	1,173
Other assets	2,827	2,711
Total assets	$137,180	$167,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,740	$43,451
Accrued wages and bonuses	6,464	7,250
Deferred revenue	5,703	23,062
Line of credit	25,000	15,000
Other accrued liabilities	7,563	9,404
Total current liabilities	69,470	98,167
Long-term liabilities:
Other long-term liabilities	3,129	2,985
Total long-term liabilities	3,129	2,985
Total liabilities	72,599	101,152
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 37,225 and 36,959 shares issued and outstanding at June 30, 2016 and December 31, 2015	340,524	338,165
Accumulated deficit	(274,905)	(271,349)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(435)	(80)
Unrealized loss on hedge instruments	(603)	(819)
Total accumulated other comprehensive loss	(1,038)	(899)
Total shareholders’ equity	64,581	65,917
Total liabilities and shareholders’ equity	$137,180	$167,069

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,556)	(11,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,593	9,474
Inventory valuation allowance and adverse purchase commitment charges	1,389	1,279
Deferred income taxes	(178)	288
Stock-based compensation expense	1,880	1,799
Gain on the liquidation of foreign subsidiaries	(421)	—
Other	(169)	170
Changes in operating assets and liabilities:
Accounts receivable	17,929	4,907
Other receivables	7,007	2,507
Inventories and deferred cost of sales	5,103	3,376
Accounts payable	(18,704)	(7,589)
Accrued restructuring	(453)	608
Accrued wages and bonuses	(830)	(176)
Deferred revenue	(17,359)	366
Other	392	777
Net cash provided by operating activities	623	6,614
Cash flows from investing activities:
Capital expenditures	(1,130)	(1,046)
Net cash used in investing activities	(1,130)	(1,046)
Cash flows from financing activities:
Borrowings on line of credit	48,500	8,500
Payments on line of credit	(38,500)	(8,500)
Repayment of convertible subordinated notes	—	(18,000)
Other financing activities	479	70
Net cash provided by (used in) financing activities	10,479	(17,930)
Effect of exchange rate changes on cash	190	(331)
Net increase (decrease) in cash and cash equivalents	10,162	(12,693)
Cash and cash equivalents, beginning of period	20,764	31,242
Cash and cash equivalents, end of period	$30,926	$18,549
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$288	$628
Income taxes	$443	$500
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Certain changes in presentation have been made to conform prior presentations to the current year’s presentation in the condensed consolidated statement of cash flows within cash flows from operating activities.  In the current period, the Company combined charges to adverse purchase commitments (Note 8 - Commitments and Contingencies) and the inventory valuation allowance.  This resulted in reclassifications of $0.4 million and $1.0 million for the three and six months ended June 30, 2015 within cash flows from operating activities.  Note 4 - Inventories and Deferred Cost of Sales includes a summary of charges associated with the valuation of inventory and the adverse purchase commitment liability. Such reclassifications did not affect total cash flows, total net revenues, operating loss, net loss, total assets, total liabilities or shareholders’ equity.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined its impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently evaluating the requirements of ASU 2015-14 and has not yet determined its impact on the condensed consolidated financial statements.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(59)	—	$(59)	—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(277)	—	$(277)	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable, gross	$43,100	$61,045
Less: allowance for doubtful accounts	(95)	(103)
Accounts receivable, net	$43,005	$60,942

As of June 30, 2016 and December 31, 2015, the balance in other receivables was $4.3 million and $11.3 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories and Deferred Cost of Sales

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$20,496	$14,546
Work-in-process	39	98
Finished goods	9,315	7,485
	29,850	22,129
Less: inventory valuation allowance	(6,549)	(5,317)
Inventories, net	$23,301	$16,812

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods was $12.8 million and $11.5 million at June 30, 2016 and December 31, 2015.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days. The Company is also contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. The Company’s consigned inventory at its contract manufacturing partner was $10.6 million and $8.7 million as of June 30, 2016 and December 31, 2015. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 8 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Inventory, net	$2,237	$312	$2,503	$272
Adverse purchase commitments(A)	(1,393)	431	(1,114)	1,007
Net charges	$844	$743	$1,389	$1,279

(A)
When the Company takes possession of inventory reserved for under the adverse purchase liability (Note 8 — Commitments and Contingencies), the associated liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance.

Deferred cost of sales, which are directly associated with deferred revenue on shipments to customers, was $0.0 million and $14.1 million at June 30, 2016 and December 31, 2015.

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee-related restructuring expenses	$118	$(268)	$800	$3,765
Integration-related and other non-recurring expenses	147	435	147	428
Facility reductions	—	392	—	392
Non-recurring legal expenses	—	—	—	109
Restructuring and other charges, net	$265	$559	$947	$4,694

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

For the three months ended June 30, 2016, the Company recorded the following restructuring charges:

•	$0.1 million net expense relating to the severance for 2 employees; and

•	$0.1 million integration-related net expense principally associated with asset disposals and subsidiary liquidations resulting from resource and site consolidation actions.

For the three months ended June 30, 2015, the Company recorded the following restructuring and other charges:

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

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions; and

•	$0.4 million lease abandonment expense associated with the reductions in certain of our international sites.

For the six months ended June 30, 2016, the Company recorded the following restructuring charges:

•	$0.8 million net expense relating to the severance for 23 employees primarily in connection with a reduction to the Company's hardware engineering presence in Shenzhen; and

•	$0.1 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions.

For the six months ended June 30, 2015, the Company recorded the following restructuring and other charges:

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

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with the reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2015	$82	$582	$664
Additions	800	—	800
Reversals	—	—	—
Expenditures	(819)	(433)	(1,252)
Balance accrued as of June 30, 2016	$63	$149	$212

Of the $0.2 million accrued restructuring at June 30, 2016, $0.1 million is included in other long-term liabilities, with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

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

As of June 30, 2016 and December 31, 2015, the Company had an outstanding balance of $25.0 million and $15.0 million under the Amended Agreement. At June 30, 2016, the Company had $3.2 million of total borrowing availability remaining under the Amended Agreement. At June 30, 2016, the Company was in compliance with all covenants under the Amended Agreement.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $1.1 million and $2.2 million as of June 30, 2016 and December 31, 2015.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2016.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Warranty liability balance, beginning of the period	$2,553	$2,600
Product warranty accruals	754	1,120
Utilization of accrual	(1,146)	(1,140)
Warranty liability balance, end of the period	$2,161	$2,580

At June 30, 2016 and December 31, 2015, $1.7 million and $2.0 million of the warranty liability balance was included in other accrued liabilities and $0.5 million and $0.5 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net loss	$(591)	$(4,119)	$(3,556)	$(11,172)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	37,143	36,741	37,075	36,695
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	37,143	36,741	37,075	36,695
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	37,143	36,741	37,075	36,695
Net loss per share
Basic	$(0.02)	$(0.11)	$(0.10)	$(0.30)
Diluted	$(0.02)	$(0.11)	$(0.10)	$(0.30)

(A)	For the three and six months ended June 30, 2016 and 2015, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	3,958	2,839	3,958	2,839
Restricted stock units	183	241	183	241
Performance based restricted stock units (B)	2,470	1,450	2,470	1,450
Total equity award shares excluded	6,611	4,530	6,611	4,530

(B)	Performance based restricted stock units are presented based on attainment of 100% of the performance goals being met which is the maximum amount that may be earned.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended June 30, 2016 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at June 30, 2016. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.2 million at June 30, 2016 and December 31, 2015. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits was approximately $3.4 million at June 30, 2016. The related interest and penalties were $0.6 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006 and 2007. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2016. The Company is currently under tax examination in Canada. The periods covered under examination in Canada are the Company's financial years 2013 and 2014. No examination adjustments have been proposed. As of June 30, 2016, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	275	—	1,311	555
Restricted stock units	97	160	97	165
Performance based restricted stock awards (A)	165	—	845	1,450
Total	537	160	2,253	2,170

(A)
On March 28, 2016, the Compensation Committee approved grants of performance-based restricted stock units ("PRSUs") to certain senior executives. The PRSUs will vest only on satisfaction of certain annual performance criteria during the performance period beginning on the grant date. Specifically, 50% of shares will vest on meeting targets of strategic revenue during fiscal year 2016 and 50% of shares will vest on meeting targets of strategic revenue during fiscal year 2017, subject to the attainment of achieving certain operating income thresholds defined by the Company's ratified 2017 annual operating plans. The awards have two separate annual performance achievement periods in 2016 and 2017 and vest upon attainment and approval of the respective performance conditions.

On March 2, 2015, the Compensation Committee approved PRSUs with a performance period starting on March 2, 2015 and ending on March 2, 2019, which provides that on the performance measurement date following the achievement of the following market condition stock price hurdles:

•
50% of the awards will be earned upon certification of achievement by the Compensation Committee that Radisys’ average closing stock price over a 30-trading day period is equal to or greater than $3.45 during a 3-year performance period.

•
50% of the awards will be earned upon certification of achievement by the Compensation Committee that Radisys’ average closing stock price over a 30-trading day period is equal to or greater than $4.25 during a 4-year performance period.

On July 22, 2016 the Compensation Committee certified the achievement of both market condition stock price hurdles as of the performance measurement date of June 30, 2016. All remaining expense associated with these awards was fully recognized during the three month period ended June 30, 2016.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$131	$89	$177	$142
Research and development	285	257	438	389
Selling, general and administrative	776	794	1,265	1,268
Total	$1,192	$1,140	$1,880	$1,799

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of June 30, 2016 and December 31, 2015, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2016 and 2015, the Company had no hedge ineffectiveness.

During the three and six months ended June 30, 2016 the Company entered into 9 and 21 new foreign currency forward contracts, with total contractual values of $3.1 million and $6.6 million. During the three and six months ended June 30, 2015, the Company did not enter into any new foreign currency contracts.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2016 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$13,638	Other accrued liabilities	$—	$(59)

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

There were no ineffective hedges for the three and six months ended June 30, 2016 and 2015. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$75	$33	$183	$29
Research and development	122	55	295	49
Selling, general and administrative	47	(9)	114	(8)
Total	$244	$79	$592	$70

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance of unrealized loss on forward exchange contracts	$(685)	$(634)	$(819)	$(752)
Other comprehensive loss before reclassifications	(162)	(130)	(376)	(3)
Amounts reclassified from other comprehensive income	244	79	592	70
Other comprehensive income (loss)	82	(51)	216	67
Ending balance of unrealized loss on forward exchange contracts	$(603)	$(685)	$(603)	$(685)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.4 million currently recorded as accumulated other comprehensive income (loss), as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Segment Information

The Company is made up of two operating segments: Software-Systems and Embedded Products and Hardware Services. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems is comprised of three product lines: FlowEngine, MediaEngine and CellEngine, each of which delivers software-centric solutions to network operators.

•
Embedded Products and Hardware Services. Embedded Products and Hardware Services includes the Company's DCEngine products which enables essential infrastructure enabling the transition of network operators to SDN and NFV environments and a variety of embedded products targeting applications in telecommunication networks, medical systems and aerospace and defense applications.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Software-Systems	$14,601	$14,170	$28,660	$23,859
Embedded Products and Hardware Services	46,687	32,879	87,774	71,877
Total revenues	$61,288	$47,049	$116,434	$95,736

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross margin
Software-Systems	$9,172	$7,945	$17,960	$13,273
Embedded Products and Hardware Services	8,331	6,725	14,300	16,069
Corporate and other	(2,058)	(2,069)	(4,031)	(4,115)
Total gross margin	$15,445	$12,601	$28,229	$25,227

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income (loss) from operations
Software-Systems	$31	$(967)	$811	$(3,869)
Embedded Products and Hardware Services	3,681	2,373	5,008	6,330
Corporate and other	(4,644)	(4,939)	(9,201)	(12,987)
Total loss from operations	$(932)	$(3,533)	$(3,382)	$(10,526)

Assets are not allocated to segments for internal reporting purposes. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$44,275	$18,472	$82,040	$39,644
Other North America	39	242	117	287
China	2,335	8,862	5,665	20,555
India	1,781	5,186	3,750	5,935
Other Asia Pacific	2,345	7,577	4,664	12,320
Asia Pacific ("APAC")	6,461	21,625	14,079	38,810
Netherlands	7,838	2,825	15,073	7,187
Other EMEA	2,675	3,885	5,125	9,808
Europe, the Middle East and Africa (“EMEA”)	10,513	6,710	20,198	16,995
Foreign Countries	17,013	28,577	34,394	56,092
Total	$61,288	$47,049	$116,434	$95,736

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2016	December 31, 2015
Property and equipment, net
United States	$2,747	$3,061
Other North America	205	257
China	777	1,231
Total APAC	777	1,231
India	1,323	1,584
Other EMEA	—	1
Total EMEA	1,323	1,585
Foreign Countries	2,305	3,073
Total property and equipment, net	$5,052	$6,134

Intangible assets, net
United States	$23,949	$30,322
Total intangible assets, net	$23,949	$30,322

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Customer A	49.6%	N/A	46.2%	N/A
Customer B	13.4%	N/A	13.8%	10.0%
Customer C	N/A	17.7%	N/A	22.1%
Customer D	N/A	10.5%	N/A	N/A
Customer F	N/A	10.5%	N/A	N/A

The following customers accounted for more than 10% of accounts receivable:
	June 30, 2016	December 31, 2015
Customer A	36.9%	36.0%
Customer D	11.8%	14.7%
Customer B	10.5%	N/A

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

Overview

Radisys Corporation (NASDAQ: RSYS), the services acceleration company, helps communications and content providers, and their strategic partners, create new revenue streams and drive cost out of their services delivery infrastructure. Radisys’ hyperscale software defined infrastructure, service aware traffic distribution platforms, real-time media processing engines and wireless access technologies enable its customers to maximize, virtualize and monetize their networks. Our products and services fall within two operating segments: Software-Systems and Embedded Products and Hardware Services.

•
Software-Systems products are targeted at delivering differentiated solutions for service providers to enable their deployment of next generation networks and technologies. Software-Systems products include the following three product families:

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

◦
MediaEngine products are designed into the IP Multimedia Subsystem ("IMS") core of telecom networks, providing the necessary media processing capabilities required for a broad range of applications including Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), Web Real-Time Communication ("WebRTC"), multimedia conferencing, as well as the transcoding required to achieve interoperability between legacy and new generation devices using disparate audio and video codecs. Our MediaEngine OneMRF strategy helps service providers consolidate their real-time IP media processing into a vendor and application agnostic platform, which drives cost out of their service delivery platform and enables accelerated deployment and introduction of new services. We sell a turnkey high density system, the MediaEngine MPX-12000, as well as a virtualized software-only vMRF for customers who require media processing in an NFV architecture or lower-density processing platforms. As service providers consolidate network capacity from older (3G and 2G) architectures onto new LTE architectures, they will deploy IMS and VoLTE applications. Our MediaEngine provides the essential media processing capability that enables service providers to deliver audio, video or other multimedia services over their all-IP networks.

◦
CellEngine software, which includes our TOTALeNodeB LTE and Femtotality 3G software products, provides the communication linkage between wireless end user devices and mobile core networks through small cell base stations that mobile service providers are deploying to optimize wireless network spectrum utilization and coverage. Our focus is providing software protocol stacks and applications that enable small 3G and LTE operator-controlled, low-power wireless base stations (known as small cells, femtocells, enterprise femtocells and picocells), which enable improved cellular coverage and capacity for homes and enterprises as well as metropolitan and rural areas. CellEngine software technology is typically sold to small cell access point solution vendors requiring a common software and baseband processing platform that is already pre-integrated with leading eNodeB System on Chip ("SOC") vendors. Additionally, we leverage our CellEngine technology to enable small cell applications to capture share in adjacent markets such as aerospace and defense, public safety and test and measurement.

◦
Also included in this segment is our Professional Services organization that is staffed with telecommunications experts who are available to assist our customers as they develop their own unique telecommunications products and applications as well as accelerating specific features developed across our Software-Systems product families. Our strategy is to enable the efficient and cost-effective adoption of our Software-Systems products as well as enabling service providers to migrate to next-generation software-defined network deployments.

•
Embedded Products and Hardware Services leverages our hardware design experience, coupled with our manufacturing, supply chain, integration and service capabilities, to enable continued differentiation from our competition. Our products include the following two primary product families:

◦
DCEngine products include open-based rack-scale systems which enable service providers to migrate their existing infrastructure to embrace the efficiencies and scale of data center environments. This recently launched product brings the economies of the data center and the agility of the cloud to service provider infrastructure, allowing them to accelerate the transformation to cloud based compute, storage and networking fabrics utilizing the best of COTS and open source hardware and software coupled with world class service and support. DCEngine enables service providers to drive innovation and the rapid delivery of new services such as storage and backup, video on demand, Internet Protocol Television ("IPTV") and parental controls.

◦
Embedded products which includes our ATCA, computer-on-module express (COM Express) and rack mount servers. These products are predominantly hardware-based and include both our internal designs as well as increasingly leveraging third party hardware which incorporates our management software and services capabilities. Our products enable the control and movement of data in both 3G and LTE telecom networks and provide the hardware enablement for network elements applications such as Deep Packet Inspection ("DPI"), policy management and intelligent gateways (security, femto and LTE gateways). Additionally, our products enable image processing capabilities for healthcare markets and enable cost-effective and energy-efficient computing capabilities dedicated for industrial deployments. Our professional service organization of systems architects, hardware designers, and network experts accelerates our customers' time to market on these revenue generating assets.

Second Quarter 2016 Summary

In the second quarter of 2016 consolidated revenue grew $14.2 million, or 30%, year-on-year as the result of continued momentum across all of our growth initiatives which position us to capture value from the transition of service providers to SDN and NFV data center deployments. We realized revenue growth in both of our segments including growth of $13.8 million, or 42%, in our Embedded Products and Hardware Services segment and $0.4 million, or 3%, in our Software-Systems segment. Revenue growth in our Embedded Products and Hardware Services segment was driven by follow-on DCEngine orders from a tier-one U.S. service provider. In our Software-Systems segment, revenue growth was the result of strong FlowEngine shipments in support of the commercial deployment by a tier-one U.S. service provider.

The following is a summary-level comparison of the three months ended June 30, 2016 and 2015:

•
Revenues increased $14.2 million to $61.3 million for the three months ended June 30, 2016 from $47.0 million for the three months ended June 30, 2015. Embedded Products and Hardware Services revenue increased $13.8 million, due to meaningful revenue in our new DCEngine product line partially offset by declines in non-core legacy products and customers. Software-Systems revenue increased $0.4 million due to a continued strong FlowEngine demand.

•
Gross margin percent decreased 160 basis points to 25.2% for the three months ended June 30, 2016 from 26.8% for the three months ended June 30, 2015, which was the result of product mix as we shipped $26.6 million in DCEngine product in the current quarter which carries lower gross margin than our Software-Systems product lines.

•
R&D expense decreased $0.5 million to $6.3 million for the three months ended June 30, 2016 from $6.8 million for the three months ended June 30, 2015. The expense decrease is attributable to our 2015 restructuring efforts to right-size our Embedded Products and Hardware Services segment.

•
SG&A expense increased $1.1 million to $8.6 million for the three months ended June 30, 2016 from $7.5 million for the three months ended June 30, 2015. This is primarily driven by increased commissions and headcount growth in sales and marketing as we accelerate hiring to support our growth initiatives.

•
Cash and cash equivalents on June 30, 2016 increased $10.2 million to $30.9 million from $20.8 million at December 31, 2015. The increase was the result of a $10.0 million net draw on our line of credit and cash generation from operations of $0.6 million. These increases were partially offset by capital expenditures of $1.1 million.

•
Deferred revenue on June 30, 2016 decreased $17.4 million to $5.7 million from $23.1 million at December 31, 2015 which is aligned with a reduction in deferred cost of sales of $14.1 million in the same period. These decreases were attributable to the recognition of previously deferred DCEngine revenues relating to sales to a tier-one U.S. service provider which were recognized upon installation and commissioning of these systems during the first quarter of 2016.

•
Accounts receivable on June 30, 2016 decreased $17.9 million to $43.0 million from $60.9 million at December 31, 2015. The decrease was attributable to collections associated with the aforementioned DCEngine shipments.

Comparison of the Three Months Ended June 30, 2016 and 2015

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	71.7	69.0	72.5	69.5
Amortization of purchased technology	3.1	4.2	3.3	4.1
Total cost of sales	74.8	73.2	75.8	73.6
Gross margin	25.2	26.8	24.2	26.4
Research and development	10.3	14.5	10.3	14.2
Selling, general, and administrative	14.0	15.9	13.9	15.7
Intangible asset amortization	2.1	2.7	2.2	2.6
Restructuring and other charges, net	0.3	1.2	0.7	4.9
Loss from operations	(1.5)	(7.5)	(2.9)	(11.0)
Interest expense	(0.3)	(0.2)	(0.2)	(0.3)
Other income, net	1.7	0.3	1.0	0.6
Loss before income tax expense	(0.1)	(7.4)	(2.1)	(10.7)
Income tax expense	0.9	1.4	0.9	1.0
Net loss	(1.0)%	(8.8)%	(3.0)%	(11.7)%

Revenues

The following table sets forth operating segment revenues for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Revenue
Software-Systems	$14,601	$14,170	3.0%	$28,660	$23,859	20.1%
Embedded Products and Hardware Services	46,687	32,879	42.0	87,774	71,877	22.1
Total revenues	$61,288	$47,049	30.3%	$116,434	$95,736	21.6%

Software-Systems. Revenues in our Software-Systems segment increased $0.4 million and $4.8 million for the three and six months ended June 30, 2016 from the comparable periods in 2015. Revenue growth of $2.8 million and $5.7 million in the three and six months ended June 30, 2016 was attributable to increased FlowEngine shipments to a tier-one U.S service provider in support of their commercial deployment. These increases were offset by a decline in MediaEngine revenue of $3.5 million and $1.7 million tied to sales to a large Asian customer in support of their VoLTE network deployment.

Embedded Products and Hardware Services. Revenues in our Embedded Products and Hardware Services segment increased $13.8 million and $15.9 million for the three and six months ended June 30, 2016 from the comparable periods in 2015. The increase is tied to increases of $26.3 million and $46.3 million for the three and six months ended June 30, 2016 in DCEngine sales to a tier-one U.S. service provider. These increases were offset by expected decreases of $12.8 million and $30.4 million in non-core legacy hardware products, which is a direct result of the strategic changes implemented early in 2015 to focus on key customers who have adequate scale to meet our profitability objectives and enable us to generate expected levels of profitability and cash flow over the coming years.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
North America	$44,314	$18,714	136.8%	$82,157	$39,931	105.7%
Asia Pacific	6,461	21,625	(70.1)	14,079	38,810	(63.7)
Europe, the Middle East and Africa ("EMEA")	10,513	6,710	56.7	20,198	16,995	18.8
Total	$61,288	$47,049	30.3%	$116,434	$95,736	21.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
North America	72.3%	39.8%	70.6%	41.7%
Asia Pacific	10.5	46.0	12.1	40.5
EMEA	17.2	14.2	17.3	17.8
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from North America increased $25.6 million and $42.2 million for the three and six months ended June 30, 2016 from the comparable period in 2015. This was attributable to increased sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products in support of various commercial deployments tied to infrastructure migration.

Asia Pacific. Revenues from Asia Pacific decreased $15.2 million and $24.7 million for the three and six months ended June 30, 2016 from the comparable period in 2015. The decrease was attributable to a $9.3 million and $18.4 million decrease in sales of non-core legacy Embedded Products and Hardware Services that have been trending to end-of-life with two of our larger Asian customers. Additionally, MediaEngine sales to a large Asian service provider decreased $3.5 million and $1.7 million for the three and six months ended June 30, 2016 from the comparable periods in 2015.

EMEA. Revenues from EMEA increased $3.8 million and $3.2 million for the three and six months ended June 30, 2016 from the comparable period in 2015. The increase was attributable to new design wins with a top five customer deploying our products in medical imaging and related markets. These increases were offset by expected declines in non-core legacy hardware products which is a result of the strategic changes implemented early in 2015 to focus on key customers who have adequate scale to meet our profitability objectives and enable us to generate expected levels of profitability and cash flow.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Gross margin
Software-Systems	$9,172	$7,945	15.4%	$17,960	$13,273	35.3%
Embedded Products and Hardware Services	8,331	6,725	23.9	14,300	16,069	(11.0)
Corporate and other	(2,058)	(2,069)	0.5	(4,031)	(4,115)	2.0
Total gross margin	$15,445	$12,601	22.6%	$28,229	$25,227	11.9%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Gross margin
Software-Systems	62.8%	56.1%	11.9%	62.7%	55.6%	12.8%
Embedded Products and Hardware Services	17.8	20.5	(13.2)	16.3	22.4	(27.2)
Corporate and other	—	—	—	—	—	—
Total gross margin	25.2%	26.8%	(6.0)%	24.2%	26.4%	(8.3)%

Software-Systems. Gross margin percent increased 670 basis points to 62.8% and 710 basis points to 62.7% for the three and six months ended June 30, 2016 from 56.1% and 55.6% in the comparable periods of 2015. This was the result of more favorable product mix of software-rich high margin product sales in the current periods which included revenue of $2.8 million and $5.7 million in the three and six months ended June 30, 2016 of FlowEngine shipments to a tier-one U.S service provider.

Embedded Products and Hardware Services. Gross margin percent decreased 270 basis points to 17.8% and 610 basis points to 16.3% for the three and six months ended June 30, 2016 from 20.5% and 22.4% in the comparable periods of 2015. This was attributable to the $26.6 million and $46.3 million increase in DCEngine sales to a tier-one U.S. service provider, as this product line carries proportionately lower margins than other products within the Embedded Products and Hardware Services segment.

Corporate and other. Gross margin was flat at a deficit of $2.1 million for the three months ended June 30, 2016 and 2015, and decreased by $0.1 million to $4.0 million for the six months ended June 30, 2016 from the comparable period in 2015 related to a modest decline in intangible asset amortization as certain assets are now fully amortized. Items in Corporate and other cost of sales include amortization of intangible assets, stock compensation and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Research and development	$6,298	$6,840	(7.9)%	$11,951	$13,564	(11.9)%
Selling, general and administrative	8,554	7,475	14.4	16,193	14,975	8.1
Intangible asset amortization	1,260	1,260	—	2,520	2,520	—
Restructuring and other charges, net	265	559	(52.6)	947	4,694	(79.8)
Total	$16,377	$16,134	1.5%	$31,611	$35,753	(11.6)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $0.5 million and $1.6 million for the three and six months ended June 30, 2016 from the comparable periods in 2015. The expense reductions are due to our restructuring efforts within our Embedded Products and Hardware Services segment which included personnel reductions in the first half of 2015 primarily in Asia and North America. This resulted in reductions to payroll-related expenses by $0.2 million and $1.2 million for the three and six months ended June 30, 2016 from the comparable periods in 2015. Additionally, there was a $0.1 million and $0.2 million decrease in depreciation expense for the three and six months ended June 30, 2016 due to proportionally fewer capital expenditures in recent quarters. R&D headcount decreased year over year to 301 at June 30, 2016 from 332 at June 30, 2015.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses increased $1.1 million and $1.2 million for the three and six months ended June 30, 2016 from the comparable periods in 2015 due to increases in salary and commissions driven by additions to sales and marketing headcount and higher product sales. Headcount increased to 126 at June 30, 2016 from 116 at June 30, 2015.

Intangible Asset Amortization

Intangible asset amortization for the three and six months ended June 30, 2016 was comparable with the same periods in 2015 due to routine amortization of acquired intangible assets. No triggering events occurred during the quarter ended June 30, 2016 that could potentially result in management performing an impairment evaluation of our intangible assets.

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

Restructuring and other charges, net decreased $0.3 million and $3.7 million to $0.3 million and $0.9 million for the three and six months ended June 30, 2016 from $0.6 million and $4.7 million in the comparable periods in 2015.

Restructuring and other charges, net for the three months ended June 30, 2016 include the following:

•	$0.1 million net expense relating to the severance for 2 employees; and

•	$0.1 million integration-related net expense principally associated with asset disposals and subsidiary liquidations resulting from resource and site consolidation actions.

Restructuring and other charges for the three months ended June 30, 2015 include the following:

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

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions; and

•	$0.4 million lease abandonment expense associated with the reductions in certain of our international sites.

Restructuring and other charges, net for the six months ended June 30, 2016 include the following:

•	$0.8 million net expense relating to the severance for 23 employees primarily in connection with a reduction to our hardware engineering presence in Shenzhen; and

•	$0.1 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions.

Restructuring and other charges for the six months ended June 30, 2015 include the following:

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

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with the reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Cost of sales	$131	$89	47.2%	$177	$142	24.6%
Research and development	285	257	10.9	438	389	12.6
Selling, general and administrative	776	794	(2.3)	1,265	1,268	(0.2)
Total	$1,192	$1,140	4.6%	$1,880	$1,799	4.5%

Stock-based compensation expense increased by $0.1 million for the three and six months ended June 30, 2016 from the comparable periods in 2015 as a result of performance based awards and stock options granted in 2016.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Income (loss) from operations
Software-Systems	$31	$(967)	103.2%	$811	$(3,869)	121.0%
Embedded Products and Hardware Services	3,681	2,373	55.1	5,008	6,330	(20.9)
Corporate and other	(4,644)	(4,939)	6.0	(9,201)	(12,987)	29.2
Total income (loss) from operations	$(932)	$(3,533)	73.6%	$(3,382)	$(10,526)	67.9%

Software-Systems. Income (loss) from operations improved by $1.0 million for the three months ended June 30, 2016 to break even at $0.0 million from a loss of $1.0 million in the comparable period of 2015. This was the result of an improved of $1.2 million of gross margin that was driven by favorable margin product mix in the current quarter. This was offset by an increase in operating expenses of $0.2 million due to the acceleration of our investment in this segment.

Income (loss) from operations improved by $4.7 million for the six months ended June 30, 2016 to income of $0.7 million from a loss of $3.9 million in the comparable period of 2015. This was the result of a $4.7 million improvement in gross margin that was driven by favorable margin product mix as well as a $4.8 million increase in revenue over the same period.

Embedded Products and Hardware Services. Income from operations increased by $1.3 million for the three months ended June 30, 2016 from the comparable period in 2015. The increase was primarily driven by the $1.6 million increase in gross margin which was driven by the realization of a $1.2 million one-time vendor credit received during the second quarter 2016 and the increase in DCEngine sales to a tier-one U.S. service provider offset by previously described declines in non-core legacy hardware products

For the six months ended June 30, 2016, income from operations decreased by $1.3 million for the six months ended June 30, 2016 from the comparable period in 2015. The decrease was primarily driven by the $1.8 million decrease in gross margin for the six months ended June 30, 2016 driven by a lower margin product mix and offset by the previously described $1.2 million vendor credit.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations improved $0.3 million and $3.8 million to $4.6 million and $9.2 million for the three and six months ended June 30, 2016 from $4.9 million and $13.0 million in the comparable periods in 2015 as the result of the previously described restructuring actions.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Interest expense	$(159)	$(103)	54.4%	$(276)	$(320)	(13.8)%
Interest income	46	32	43.8	84	79	6.3
Other income, net	1,023	129	693.0	1,124	479	134.7
Total	$910	$58	1,469.0%	$932	$238	291.6%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. We repaid the $18 million 2015 convertible senior notes on February 17, 2015 which resulted in lower interest expense in the six months ended June 30, 2016 compared to the same period in the prior year.

Other Income, Net

For the three and six months ended June 30, 2016, other income increased $0.9 million and $0.6 million from the comparable periods in 2015. We recognized a $0.4 million gain on the realization of cumulative translation adjustments associated with liquidation of three foreign entities which was the result of previously announced restructuring actions. Additionally, changes are primarily due to favorable cash flow hedge exchange rates between the Indian Rupee and the US Dollar and favorable currency movements due to strengthening of the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Income tax expense	$569	$644	(11.6)%	$1,106	$884	25.1%

We recorded tax expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2016. Our effective tax rates for the three months ended June 30, 2016 and 2015 were 2,586% and 18.5%, respectively. The effective tax rate fluctuation is due to an improvement of $3.5 million and $7.8 million for the three and six months ended June 30, 2016 in net loss before income tax expense as well as income tax rate differences among the jurisdictions in which pretax income (loss) is generated, coupled with the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Cash and cash equivalents	$30,926	$20,764	$18,549
Working capital	34,727	28,562	23,099
Accounts receivable, net	43,005	60,942	38,951
Inventories, net	23,301	16,812	14,815
Accounts payable	24,740	43,451	25,991
Line of credit	25,000	15,000	10,000

Cash Flows

As of June 30, 2016, the amount of cash held by our foreign subsidiaries was $7.1 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents increased by $10.2 million to $30.9 million as of June 30, 2016 from $20.8 million as of December 31, 2015. Activities impacting cash and cash equivalents were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net loss	$(3,556)	$(11,172)
Non-cash adjustments	11,094	12,003
Changes in operating assets and liabilities	(6,915)	5,783
Cash provided by operating activities	623	6,614
Cash used in investing activities	(1,130)	(1,046)
Cash provided by (used in) financing activities	10,479	(17,930)
Effects of exchange rate changes	190	(331)
Net increase (decrease) in cash and cash equivalents	$10,162	$(12,693)

Cash generated by operating activities during the six months ended June 30, 2016 was $0.6 million. For the six months ended June 30, 2016, primary impacts to changes in our working capital consisted of the following:

•	Accounts receivable decreased by $17.9 million driven by the timing of collections and shipments to a tier-one U.S. service provider associated with DCEngine shipments;

•
Inventories and deferred costs of sales net decreased by $5.1 million. Deferred cost of sales decreased $14.1 million due to recognition of the associated deferred DCEngine revenue. This was offset by a $6.4 million increase in inventories due to the purchase of component inventory for DCEngine products;

•	Accounts payable decreased $18.7 million primarily due to decrease in payables related to the fulfillment of DCEngine orders as well as a decrease in payables to our contract manufacturer;

•	Deferred revenue decreased $17.4 million due to the recognition of the $17.8 million balance associated with DCEngine orders deferred at year end.

Cash used in investing activities during the six months ended June 30, 2016 of $1.1 million was associated with ongoing capital expenditures.

Cash generated in financing activities during the six months ended June 30, 2016 of $10.5 million is primarily due to a $10.0 million net draw on our Silicon Valley Bank line of credit and proceeds from the issuance of common stock. During the second quarter of 2016, our gross borrowings were $30.5 million and repaid $20.5 million of the borrowing within the period. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

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

As of June 30, 2016 and December 31, 2015, we had an outstanding balance of $25.0 million and $15.0 million under the Amended Agreement. At June 30, 2016, we had $3.2 million of total borrowing availability remaining under the Agreement. At June 30, 2016, we were in compliance with all covenants under the Amended Agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2015 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. For the three months ended June 30, 2016, there have been no material changes in our contractual obligations outside the ordinary course of business. As of June 30, 2016, we have agreements regarding foreign currency forward contracts with total contractual values of $13.6 million that mature through 2016.

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

Liquidity Outlook

At June 30, 2016, our cash and cash equivalents amounted to $30.9 million. We believe our current cash and cash equivalents, cash expected to be generated from operations and available borrowings under our Silicon Valley Bank line of credit will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet our operating requirements, we may, among other available options, pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements throughout 2016.

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

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of June 30, 2016 the total notional or contractual value of the contracts we held was $13.6 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.3 million, increasing our Indian Rupee hedge liability as of June 30, 2016, to a liability of $1.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.4 million, increasing our hedge liability as of June 30, 2016 to an asset of $1.3 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended June 30, 2016, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

RADISYS CORPORATION
Dated:	July 29, 2016	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	July 29, 2016	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith
**	Furnished herewith