Form 10-Q
period 2016-09-30
RADISYS CORP
filed 2016-10-31
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of October 26, 2016: 38,440,805

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$55,397	$44,780	$171,831	$140,516
Cost of sales:
Cost of sales	39,225	29,812	123,576	96,347
Amortization of purchased technology	1,926	1,961	5,780	5,935
Total cost of sales	41,151	31,773	129,356	102,282
Gross margin	14,246	13,007	42,475	38,234
Research and development	6,093	6,054	18,044	19,618
Selling, general and administrative	8,321	7,561	24,514	22,536
Intangible asset amortization	1,260	1,260	3,780	3,780
Restructuring and other charges, net	655	148	1,602	4,842
Loss from operations	(2,083)	(2,016)	(5,465)	(12,542)
Interest expense	(116)	(97)	(392)	(417)
Other income, net	255	568	1,463	1,126
Loss before income tax expense	(1,944)	(1,545)	(4,394)	(11,833)
Income tax expense	694	521	1,800	1,405
Net loss	$(2,638)	$(2,066)	$(6,194)	$(13,238)
Net loss per share:
Basic	$(0.07)	$(0.06)	$(0.17)	$(0.36)
Diluted	$(0.07)	$(0.06)	$(0.17)	$(0.36)
Weighted average shares outstanding:
Basic	38,056	36,830	37,402	36,740
Diluted	38,056	36,830	37,402	36,740

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(2,638)	$(2,066)	$(6,194)	$(13,238)
Other comprehensive income (loss):
Translation adjustments gain (loss)(A)	78	(527)	(277)	(860)
Net adjustment for fair value of hedge derivatives, net of tax	249	(209)	465	(142)
Other comprehensive income (loss)	327	(736)	188	(1,002)
Comprehensive loss	$(2,311)	$(2,802)	$(6,006)	$(14,240)

(A)
During the nine month period ending September 30, 2016, the Company recognized a $0.4 million gain on the liquidation of certain foreign subsidies. This was reclassified from translation adjustments gain (loss) and is included in other income, net.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,479	$20,764
Accounts receivable, net	56,572	60,942
Other receivables	3,717	11,304
Deferred cost of sales	—	14,113
Inventories, net	19,080	16,812
Other current assets	2,706	2,794
Total current assets	109,554	126,729
Property and equipment, net	6,616	6,134
Intangible assets, net	20,762	30,322
Long-term deferred tax assets, net	1,201	1,173
Other assets	3,167	2,711
Total assets	$141,300	$167,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,391	$43,451
Accrued wages and bonuses	4,967	7,250
Deferred revenue	6,117	23,062
Line of credit	25,000	15,000
Other accrued liabilities	6,949	9,404
Total current liabilities	75,424	98,167
Long-term liabilities:
Other long-term liabilities	5,540	2,985
Total long-term liabilities	5,540	2,985
Total liabilities	80,964	101,152
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 38,416 and 36,959 shares issued and outstanding at September 30, 2016 and December 31, 2015	338,590	338,165
Accumulated deficit	(277,543)	(271,349)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(357)	(80)
Unrealized loss on hedge instruments	(354)	(819)
Total accumulated other comprehensive loss	(711)	(899)
Total shareholders’ equity	60,336	65,917
Total liabilities and shareholders’ equity	$141,300	$167,069

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,194)	(13,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,775	14,056
Inventory valuation allowance and adverse purchase commitment charges	2,670	2,612
Deferred income taxes	(11)	427
Stock-based compensation expense	2,867	2,971
Gain on the liquidation of foreign subsidiaries	(421)	—
Other	163	(355)
Changes in operating assets and liabilities:
Accounts receivable	4,357	(25)
Other receivables	7,663	2,874
Inventories and deferred cost of sales	7,760	1,745
Accounts payable	(11,265)	(5,910)
Accrued restructuring	(380)	(4)
Accrued wages and bonuses	(2,313)	(123)
Deferred revenue	(14,738)	1,148
Other	(293)	924
Net cash provided by operating activities	2,640	7,102
Cash flows from investing activities:
Capital expenditures	(3,420)	(1,653)
Net cash used in investing activities	(3,420)	(1,653)
Cash flows from financing activities:
Borrowings on line of credit	74,500	8,500
Payments on line of credit	(64,500)	(8,500)
Repayment of convertible subordinated notes	—	(18,000)
Net settlement of restricted shares	(3,259)	(102)
Other financing activities	538	250
Net cash provided by (used in) financing activities	7,279	(17,852)
Effect of exchange rate changes on cash	216	(463)
Net increase (decrease) in cash and cash equivalents	6,715	(12,866)
Cash and cash equivalents, beginning of period	20,764	31,242
Cash and cash equivalents, end of period	$27,479	$18,376
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$410	$731
Income taxes	$864	$884
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Certain changes in presentation have been made to conform prior presentations to the current year’s presentation in the condensed consolidated statement of cash flows within cash flows from operating activities.  In the current period, the Company combined charges to adverse purchase commitments (Note 8 - Commitments and Contingencies) and the inventory valuation allowance.  This resulted in reclassifications of $1.5 million for the nine months ended September 30, 2015 within cash flows from operating activities.  Note 4 - Inventories and Deferred Cost of Sales includes a summary of charges associated with the valuation of inventory and the adverse purchase commitment liability. Such reclassifications did not affect total cash flows, cash flows from operations, total net revenues, operating loss, net loss, total assets, total liabilities or shareholders’ equity.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$265	—	$265	—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(277)	—	$(277)	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable, gross	$56,663	$61,045
Less: allowance for doubtful accounts	(91)	(103)
Accounts receivable, net	$56,572	$60,942

As of September 30, 2016 and December 31, 2015, the balance in other receivables was $3.7 million and $11.3 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories and Deferred Cost of Sales

Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$20,171	$14,546
Work-in-process	—	98
Finished goods	7,074	7,485
	27,245	22,129
Less: inventory valuation allowance	(8,165)	(5,317)
Inventories, net	$19,080	$16,812

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods was $12.0 million and $11.5 million at September 30, 2016 and December 31, 2015.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days. The Company is also contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. The Company’s consigned inventory at its contract manufacturing partner was $10.8 million and $8.7 million as of September 30, 2016 and December 31, 2015. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 8 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Inventory, net	$1,570	$806	$4,073	$1,078
Adverse purchase commitments(A)	(289)	527	(1,403)	1,534
Net charges	$1,281	$1,333	$2,670	$2,612

(A)
When the Company takes possession of inventory reserved for under the adverse purchase liability (Note 8 — Commitments and Contingencies), the associated liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance.

Deferred cost of sales, which are directly associated with deferred revenue on shipments to customers, was $0.0 million and $14.1 million at September 30, 2016 and December 31, 2015.

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee-related restructuring expenses	$655	$14	$1,456	$3,779
Integration-related and other non-recurring expenses	—	134	146	562
Facility reductions	—	—	—	392
Non-recurring legal expenses	—	—	—	109
Restructuring and other charges, net	$655	$148	$1,602	$4,842

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

For the three months ended September 30, 2016, the Company recorded the following restructuring charges:

•
$0.7 million net expense relating to the severance for 9 employees whose positions were primarily in North America due the transition of the Company's supply chain operations to third party integration partners.

For the three months ended September 30, 2015, the Company recorded the following restructuring and other charges:

•	$0.1 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions.

For the nine months ended September 30, 2016, the Company recorded the following restructuring charges:

•
$1.5 million net expense relating to the severance for 32 employees primarily in connection with a reduction to the Company's hardware engineering presence in Shenzhen as well as reductions in North America due to the transition of the Company's supply chain operations to third party integration partners; and

•	$0.1 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions.

For the nine months ended September 30, 2015, the Company recorded the following restructuring and other charges:

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

•	$0.6 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with the reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects.

Accrued restructuring, which is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2015	$82	$582	$664
Additions	1,456	—	1,456
Reversals	—	—	—
Expenditures	(1,375)	(461)	(1,836)
Balance accrued as of September 30, 2016	$163	$121	$284

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

On September 19, 2016, the Company entered into a Credit Agreement (the “2016 Agreement”) with Silicon Valley Bank (“SVB”), as administrative agent, and the other lenders party thereto. The 2016 Agreement replaces the Company’s Third Amended and Restated Loan and Security Agreement with SVB, dated March 14, 2014 (as amended, the “2014 Agreement”).

The 2016 Agreement provides for a revolving loan commitment of $55.0 million and has a stated maturity date of September 19, 2019. The 2016 Agreement includes a $10.0 million sub-limit for swingline loans and a $10.0 million sub-limit for letters of credit. The 2016 Agreement also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan commitments by up to an additional $25.0 million, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. Borrowings under the 2016 Agreement are subject to a borrowing base, which is a formula based upon certain eligible accounts receivable plus up to $5.0 million if the Company’s Liquidity (as defined in the 2016 Agreement) is above $20.0 million in the first and second month of any fiscal quarter and $25.0 million for the last month of a fiscal quarter, measured as of the last day of the applicable month. Eligible accounts receivable include 80% of certain U.S. and 75% of certain foreign accounts receivable (80% in certain cases).

Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate based upon the Company's Availability, which means the quotient of the amount available for borrowings under the 2016 Agreement divided by the lesser of the total commitment and the borrowing base, calculated as a daily average over the immediately preceding fiscal month. The per annum interest rate under the 2016 Agreement is determined as follows:

•	When Availability is 70% or more, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.25%; and

•	When Availability is 30% or more and less than 70%, the interest rate is the prime rate plus 0.50%; and

•	When Availability is below 30%, the interest rate is the prime rate plus 0.75%.

Under the 2016 Agreement, the Company is required to make interest payments monthly. The Company is further required to pay $25,000 in annual administrative fees, $82,500 in annual commitment fees and a commitment fee based on the average unused portion of the revolving credit commitment, and certain other fees in connection with letters of credit. The commitment fee is determined as follows and is payable quarterly in arrears:

•	When Availability is 70% or more, the commitment fee is 0.35% of the average unused portion of the revolving credit commitment;

•	When Availability is 30% or more and less than 70%, the commitment fee is 0.325% of the average unused portion of the revolving credit commitment; and

•	When Availability is below 30%, the commitment fee is 0.3% of the average unused portion of the revolving credit commitment.

A total of $0.3 million loan origination fees are to be capitalized and expensed over the term of the 2016 Agreement. The Company paid $25,000 in annual administrative fees, $170,663 in loan origination fees and $82,500 in annual commitment fees in September 2016. If the Company reduces or terminates the revolving loan commitment under the 2016 Agreement prior to September 19, 2017, the Company is required to pay a cancellation fee equal to 0.75% of the total revolving loan commitment.

The 2016 Agreement requires that the Company comply with financial covenants requiring the Company to maintain a minimum monthly Liquidity of $15.0 million as of the last day of the first and second month of any fiscal quarter and $20.0 million as of the last day of the third month of any fiscal quarter. Additionally, the 2016 Agreement requires the Company to maintain a minimum trailing twelve months Adjusted EBITDA based on the following schedule:

•$12.0M for each quarter through December 31, 2016
•$7.0M for each quarter ending March 31, 2017 and June 30, 2017
•$10.0M for quarter ending September 30, 2017
•$13.0M for quarter ending December 31, 2017
•$14.5M for quarter ending March 31, 2018
•$16.5M for quarter ending June 30, 2018
•$19.0M for quarter ending September 30, 2018
•$22.5M for quarter ending December 31, 2018
•$24.0M for quarter ending March 31, 2019
•$26.5M for quarter ending June 30, 2019
•$30.0M for quarter ending September 30, 2019
•$35.0M for quarter ending December 31, 2019

The 2016 Agreement defines Adjusted EBITDA as net income plus interest expense, depreciation expense, amortization expense, income tax expense, non-cash stock compensation expense and restructuring expense (with restructuring expense limited to $1.7 million and $1.1 million at the first and second quarter 2016, and $1.0 million at the third and fourth quarter 2016, and $0.8 million, $0.8 million and $0.5 million at the first, second, and third quarter 2017 measurement dates and $0 thereafter).
The 2016 Agreement also requires the Company to make certain representations and warranties and comply with certain agreements and covenants that are customary in credit agreements of this type. All obligations under the 2016 Agreement are unconditionally guaranteed by the Company's wholly owned subsidiary, Radisys International LLC. The obligations under the 2016 Agreement are secured by a first priority lien on the assets of the Company and the subsidiary guarantor. If the Company acquires or forms a material U.S. subsidiary, then that subsidiary will also be required to guarantee the obligations under the 2016 Agreement and grant a first priority lien on its assets.

As of September 30, 2016 and December 31, 2015, the Company had an outstanding balance of $25.0 million and $15.0 million under the Amended Agreement. At September 30, 2016, the Company had $16.8 million of total borrowing availability remaining under the Amended Agreement. At September 30, 2016, the Company was in compliance with all covenants under the Amended Agreement.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $0.7 million and $2.2 million as of September 30, 2016 and December 31, 2015.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2016.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Warranty liability balance, beginning of the period	$2,553	$2,600
Product warranty accruals	985	1,607
Utilization of accrual	(1,489)	(1,593)
Warranty liability balance, end of the period	$2,049	$2,614

At September 30, 2016 and December 31, 2015, $1.6 million and $2.0 million of the warranty liability balance was included in other accrued liabilities and $0.4 million and $0.5 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net loss	$(2,638)	$(2,066)	$(6,194)	$(13,238)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	38,056	36,830	37,402	36,740
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	38,056	36,830	37,402	36,740
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	38,056	36,830	37,402	36,740
Net loss per share
Basic	$(0.07)	$(0.06)	$(0.17)	$(0.36)
Diluted	$(0.07)	$(0.06)	$(0.17)	$(0.36)

(A)	For the three and nine months ended September 30, 2016 and 2015, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	3,951	3,019	3,951	3,019
Restricted stock units	130	192	130	192
Performance based restricted stock units (B)	851	1,550	851	1,550
Total equity award shares excluded	4,932	4,761	4,932	4,761

(B)	Performance based restricted stock units are presented based on attainment of 100% of the performance goals being met which is the maximum amount that may be earned.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended September 30, 2016 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at September 30, 2016. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.2 million at September 30, 2016 and December 31, 2015. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.5 million at September 30, 2016. The related interest and penalties were $0.7 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006 and 2007. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2016. The Company is currently under tax examination in Canada. The periods covered under examination in Canada are the Company's financial years 2013 and 2014. No examination adjustments have been proposed. As of September 30, 2016, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	148	205	1,459	760
Restricted stock units	—	47	97	212
Performance based restricted stock awards (A)	55	100	900	1,550
Total	203	352	2,456	2,522

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

The achievement of both market condition stock price hurdles was met in the three month period ended June 30, 2016. All remaining expense associated with these awards was fully recognized during the three month period ended June 30, 2016.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$124	$86	$301	$228
Research and development	238	252	676	641
Selling, general and administrative	625	834	1,890	2,102
Total	$987	$1,172	$2,867	$2,971

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of September 30, 2016 and December 31, 2015, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2016 and 2015, the Company had no hedge ineffectiveness.

During the three and nine months ended September 30, 2016 the Company entered into 9 and 30 new foreign currency forward contracts, with total contractual values of $3.2 million and $9.8 million. During the three and nine months ended September 30, 2015, the Company entered into 16 new foreign currency contracts, with total contractual values of $7.5 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2016 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$13,912	Other current assets	$265	$—

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

There were no ineffective hedges for the three and nine months ended September 30, 2016 and 2015. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$39	$75	$222	$104
Research and development	60	122	355	171
Selling, general and administrative	23	91	137	83
Total	$122	$288	$714	$358

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance of unrealized loss on forward exchange contracts	$(603)	$(685)	$(819)	$(752)
Other comprehensive income (loss) before reclassifications	127	(497)	(249)	(500)
Amounts reclassified from other comprehensive income (loss)	122	288	714	358
Other comprehensive income (loss)	249	(209)	465	(142)
Ending balance of unrealized loss on forward exchange contracts	$(354)	$(894)	$(354)	$(894)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.2 million currently recorded as accumulated other comprehensive income (loss), as a result of the maturity of currently held forward exchange contracts.

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

•
Embedded Products and Hardware Services. Embedded Products and Hardware Services includes the Company's DCEngine products which provides essential infrastructure enabling the transition of network operators to SDN and NFV environments and a variety of embedded products targeting applications in telecommunication networks, medical systems and aerospace and defense applications.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Software-Systems	$10,441	$15,477	$39,101	$39,336
Embedded Products and Hardware Services	44,956	29,303	132,730	101,180
Total revenues	$55,397	$44,780	$171,831	$140,516

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross margin
Software-Systems	$6,226	$9,081	$24,186	$22,354
Embedded Products and Hardware Services	10,070	5,973	24,370	22,043
Corporate and other	(2,050)	(2,047)	(6,081)	(6,163)
Total gross margin	$14,246	$13,007	$42,475	$38,234

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income (loss) from operations
Software-Systems	$(2,201)	$743	$(1,390)	$(3,126)
Embedded Products and Hardware Services	4,946	1,782	9,954	8,112
Corporate and other	(4,828)	(4,541)	(14,029)	(17,528)
Total loss from operations	$(2,083)	$(2,016)	$(5,465)	$(12,542)

Assets are not allocated to segments for internal reporting purposes. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$34,497	$18,353	$116,537	$57,997
Other North America	44	186	161	473
China	2,767	5,859	8,432	26,414
India	1,730	6,549	5,480	12,494
Other Asia Pacific	3,449	6,798	8,113	19,108
Asia Pacific ("APAC")	7,946	19,206	22,025	58,016
Netherlands	8,197	3,404	23,270	10,591
Other EMEA	4,713	3,631	9,838	13,439
Europe, the Middle East and Africa (“EMEA”)	12,910	7,035	33,108	24,030
Foreign Countries	20,900	26,427	55,294	82,519
Total	$55,397	$44,780	$171,831	$140,516

Long-lived assets by geographic area are as follows (in thousands):

	September 30, 2016	December 31, 2015
Property and equipment, net
United States	$4,286	$3,061
Other North America	169	257
China	643	1,231
India	1,518	1,584
Total APAC	2,161	2,815
EMEA	—	1
Foreign Countries	2,330	3,073
Total property and equipment, net	$6,616	$6,134

Intangible assets, net
United States	$20,762	$30,322
Total intangible assets, net	$20,762	$30,322

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Customer A	33.7%	N/A	42.1%	N/A
Customer B	15.5%	N/A	14.4%	N/A
Customer C	N/A	14.1%	N/A	19.5%
Customer D	N/A	14.2%	N/A	N/A

The following customers accounted for more than 10% of accounts receivable:
	September 30, 2016	December 31, 2015
Customer A	40.0%	36.0%
Customer D	12.2%	14.7%
Customer B	11.7%	N/A

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

•
Embedded Products and Hardware Services leverages our hardware design experience, coupled with our manufacturing, supply chain, integration and service capabilities, to enable continued differentiation from our competition. Our products include the following two primary product families:

◦
DCEngine products include open-based rack-scale systems which enable service providers to migrate their existing infrastructure to embrace the efficiencies and scale of data center environments. This recently launched product brings the economies of the data center and the agility of the cloud to service provider infrastructure, allowing them to accelerate the transformation to cloud based compute, storage and networking fabrics utilizing the best of Commercial off-the-shelf ("COTS") and open source hardware and software coupled with world class service and support. DCEngine enables service providers to drive innovation and the rapid delivery of new services such as storage and backup, video on demand, Internet Protocol Television ("IPTV") and parental controls.

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

Third Quarter 2016 Summary

The communications and content provider infrastructure markets are undergoing significant disruption as these service providers work to optimize the efficiency of their networks and deploy new revenue generating services, all while significantly reducing the historical costs of maintaining their networks. As a result, our traditional competitors are under pressure to evolve their business models which creates a meaningful opportunity for us. While the trends towards virtualization and embracing the economies of the enterprise data center are beginning to take hold, we believe we are in the early stages of a long infrastructure spend cycle that, if we are successful, has the potential to result in meaningful long term revenue growth.

In the third quarter of 2016 consolidated revenue grew $10.6 million, or 24%, year-on-year, as we have begun to capture market traction from this trend. We realized meaningful growth within our Embedded Products and Hardware Services segment which was the result of continued follow on orders of DCEngine product from a tier-one U.S. service provider in support of their new data center deployments. This growth was offset by an expected year-over-year decline in our Software-Systems revenue as the result of meaningful orders from a large Asian carrier for MediaEngine product in the third quarter of 2015 tied to their greenfield LTE network deployment. As a result of our current customer concentration and the market trends described above, the timing of large orders may vary from quarter-to-quarter and affect our quarterly comparisons, and given the spending patterns of these large customers, we do not expect year-on-year revenue growth every quarter. As a result, our near-term results will vary and may affect earnings when combined with the continued investment required to support the accelerating traction with potential and existing customers.

The following is a summary-level comparison of the three months ended September 30, 2016 and 2015:

•
Revenues increased $10.6 million to $55.4 million for the three months ended September 30, 2016 from $44.8 million for the three months ended September 30, 2015. Embedded Products and Hardware Services revenue increased $15.7 million, due to meaningful revenue from our DCEngine product line to a tier-one U.S. service provider and offset by a $5.0 million decline in Software-Systems revenue which was the result of strong MediaEngine orders in support of a VoLTE deployment in 2015 that was not repeated in the current quarter of 2016.

•
Gross margin percent declined 330 basis points to 25.7% for the three months ended September 30, 2016 from 29.0% for the three months ended September 30, 2015, which was the result of product mix as we shipped proportionately more Embedded Products and Hardware Services segment product in the current quarter which carries a lower blended gross margin profile than our Software-Systems product lines.

•
R&D expense was flat at $6.1 million for the three months ended September 30, 2016 and 2015. This is the result of a significant decline in R&D tied to our Embedded Products and Hardware Services segment and offset by continued acceleration in new product initiatives within our Software-Systems segment.

•
SG&A expense increased $0.8 million to $8.3 million for the three months ended September 30, 2016 from $7.6 million for the three months ended September 30, 2015. This is the result of headcount growth in sales and marketing as we have accelerated hiring to support our growth initiatives.

•
Cash and cash equivalents on September 30, 2016 increased $6.7 million to $27.5 million from $20.8 million at December 31, 2015. The increase was the result of a $10.0 million net draw on our line of credit and cash generation from operations of $2.6 million. These increases were partially offset by capital expenditures of $3.4 million and cash paid on taxes for restricted stock settlements of $3.3 million.

•
Deferred revenue on September 30, 2016 declined $14.7 million to $8.3 million from $23.1 million at December 31, 2015 which is aligned with a reduction in deferred cost of sales of $14.1 million in the same period. These declines were attributable to the recognition of previously deferred DCEngine revenues relating to sales to a tier-one U.S. service provider which were recognized upon installation and commissioning of these systems during the first quarter of 2016.

•
Accounts receivable on September 30, 2016 declined $4.4 million to $56.6 million from $60.9 million at December 31, 2015. The decline was the result of timing of collections associated with the aforementioned DCEngine shipments.

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	70.8	66.6	71.9	68.6
Amortization of purchased technology	3.5	4.4	3.4	4.2
Total cost of sales	74.3	71.0	75.3	72.8
Gross margin	25.7	29.0	24.7	27.2
Research and development	11.0	13.5	10.5	14.0
Selling, general, and administrative	15.0	16.9	14.3	16.0
Intangible asset amortization	2.3	2.8	2.2	2.7
Restructuring and other charges, net	1.2	0.3	0.9	3.4
Loss from operations	(3.8)	(4.5)	(3.2)	(8.9)
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Other income, net	0.5	1.3	0.9	0.8
Loss before income tax expense	(3.5)	(3.4)	(2.5)	(8.4)
Income tax expense	1.3	1.2	1.1	1.0
Net loss	(4.8)%	(4.6)%	(3.6)%	(9.4)%

Revenues

The following table sets forth operating segment revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Revenue
Software-Systems	$10,441	$15,477	(32.5)%	$39,101	$39,336	(0.6)%
Embedded Products and Hardware Services	44,956	29,303	53.4	132,730	101,180	31.2
Total revenues	$55,397	$44,780	23.7%	$171,831	$140,516	22.3%

Software-Systems. Revenues in our Software-Systems segment declined $5.0 million and $0.2 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015. Revenue declines of $4.8 million and $6.5 million in the three and nine months ended September 30, 2016 related to decreased MediaEngine sales to a large Asian customer in support of their VoLTE network deployment. In the nine months ended September 30, 2016, the decline of MediaEngine sales was offset by revenue growth of $5.7 million in FlowEngine shipments to a tier-one U.S service provider in support of their commercial deployment.

Embedded Products and Hardware Services. Revenues in our Embedded Products and Hardware Services segment increased $15.7 million and $31.6 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015. This is the result of growth attributable to $19.8 million and $66.1 million for the three and nine months ended September 30, 2016 in DCEngine sales to a tier-one U.S. service provider in support of their initial data center build outs. These increases were offset by the expected declines of $4.1 million and $34.6 million in non-core legacy hardware products, which is a direct result of the strategic changes implemented early in 2015 to focus on key customers who have adequate scale to meet our profitability objectives and enable us to generate expected levels of profitability and cash flow over the coming years.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
North America	$34,541	$18,539	86.3%	$116,698	$58,470	99.6%
Asia Pacific	7,946	19,206	(58.6)	22,025	58,016	(62.0)
Europe, the Middle East and Africa ("EMEA")	12,910	7,035	83.5	33,108	24,030	37.8
Total	$55,397	$44,780	23.7%	$171,831	$140,516	22.3%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
North America	62.4%	41.4%	67.9%	41.6%
Asia Pacific	14.3	42.9	12.8	41.3
EMEA	23.3	15.7	19.3	17.1
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from North America increased $16.0 million and $58.2 million for the three and nine months ended September 30, 2016 from the comparable period in 2015. This was attributable to increased sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products in support of various commercial deployments as this service provider migrates to next-generation infrastructure.

Asia Pacific. Revenues from Asia Pacific declined $11.3 million and $36.0 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015. MediaEngine sales to a large Asian service provider in support of their VoLTE network deployment decreased $4.8 million and $6.5 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015. The balance of the decrease was due to declines in sales of non-core legacy Embedded Products and Hardware Services that have been trending to end-of-life.

EMEA. Revenues from EMEA increased $5.9 million and $9.1 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015. The increase was attributable to new design wins with a top five customer deploying our products in medical imaging and related markets.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Gross margin
Software-Systems	$6,226	$9,081	(31.4)%	$24,186	$22,354	8.2%
Embedded Products and Hardware Services	10,070	5,973	68.6	24,370	22,043	10.6
Corporate and other	(2,050)	(2,047)	0.1	(6,081)	(6,163)	(1.3)
Total gross margin	$14,246	$13,007	9.5%	$42,475	$38,234	11.1%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Gross margin
Software-Systems	59.6%	58.7%	1.5%	61.9%	56.8%	9.0%
Embedded Products and Hardware Services	22.4	20.4	9.8	18.4	21.8	(15.6)
Corporate and other	—	—	—	—	—	—
Total gross margin	25.7%	29.0%	(11.4)%	24.7%	27.2%	(9.2)%

Software-Systems. Gross margin increased 90 basis points to 59.6% for the three months September 30, 2016 from 58.7% in the comparable period in 2015. This was the result of more favorable product mix of software-rich product sales in the current period and offset by lower absorption of fixed costs tied to the decline in revenue year-on-year.

Gross margin percent increased 510 basis points to 61.9% for the nine months ended September 30, 2016 from 56.8% in the comparable period of 2015. This was the result of more favorable product mix of software-rich high margin product sales in 2016.

Embedded Products and Hardware Services. Gross margin increased 200 basis points to 22.4% for the three months ended September 30, 2016 from 20.4% in the comparable period of 2015. This was attributable to increased margins to legacy product customers in the current period as we have monetized these product families as they trend towards end of life. The increase was somewhat offset by a $19.8 million increase in DCEngine sales to a tier-one U.S. service provider, as this product line carries proportionately lower margins than other products within the Embedded Products and Hardware Services segment.

Gross margin declined 340 basis points to 18.4% for the nine months ended September 30, 2016 from 21.8% in the comparable period of 2015. This was attributable to the $66.1 million increase in DCEngine sales to a tier-one U.S. service provider, as this product line carries proportionately lower margins than other products within the Embedded Products and Hardware Services segment.

Corporate and other. Gross margin was flat at a deficit of $2.1 million for the three months ended September 30, 2016 and 2015, and decreased by $0.1 million to $6.1 million for the nine months ended September 30, 2016 from the comparable period in 2015 related to a modest decline in intangible asset amortization as certain assets are now fully amortized. Items in Corporate and other cost of sales include amortization of intangible assets, stock compensation and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Research and development	$6,093	$6,054	0.6%	$18,044	$19,618	(8.0)%
Selling, general and administrative	8,321	7,561	10.1	24,514	22,536	8.8
Intangible asset amortization	1,260	1,260	—	3,780	3,780	—
Restructuring and other charges, net	655	148	342.6	1,602	4,842	(66.9)
Total	$16,329	$15,023	8.7%	$47,940	$50,776	(5.6)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses were flat for the three months ended September 30, 2016 and declined $1.6 million for the nine months ended September 30, 2016 from the comparable periods in 2015. This is the result of our restructuring efforts within our Embedded Products and Hardware Services segment personnel reductions in Asia and North America that were largely completed by the end of the second quarter 2015 and offset by accelerating investment in Software-Systems R&D. Headcount decreased to 313 at September 30, 2016 from 316 at September 30, 2015

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses increased $0.8 million and $2.0 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015 due to increases in salary and commissions which is the result of additions to sales and marketing headcount and increased product sales. Headcount increased to 132 at September 30, 2016 from 114 at September 30, 2015.

Intangible Asset Amortization

Intangible asset amortization for the three and nine months ended September 30, 2016 was comparable with the same periods in 2015 due to routine amortization of acquired intangible assets. No triggering events occurred during the quarter ended September 30, 2016 that could potentially result in management performing an impairment evaluation of our intangible assets.

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

Restructuring and other charges, net increased $0.5 million and declined $3.2 million to $0.7 million and $1.6 million for the three and nine months ended September 30, 2016 from $0.1 million and $4.8 million in the comparable periods in 2015.

Restructuring and other charges, net for the three months ended September 30, 2016 include the following:

•
$0.7 million net expense relating to the severance for 9 employees whose positions were primarily in North America due the transition of our supply chain operations to third party integration partners.

Restructuring and other charges for the three months ended September 30, 2015 include the following:

•	$0.1 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions.

Restructuring and other charges, net for the nine months ended September 30, 2016 include the following:

•
$1.5 million net expense relating to the severance for 32 employees primarily in connection with a reduction to our hardware engineering presence in Shenzhen as well as reductions in North America due to the transition of our supply chain operations to third party integration partners; and

•	$0.1 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions.

Restructuring and other charges for the nine months ended September 30, 2015 include the following:

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

•	$0.6 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with the reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Cost of sales	$124	$86	44.2%	$301	$228	32.0%
Research and development	238	252	(5.6)	676	641	5.5
Selling, general and administrative	625	834	(25.1)	1,890	2,102	(10.1)
Total	$987	$1,172	(15.8)%	$2,867	$2,971	(3.5)%

Stock-based compensation expense decreased by $0.2 million and $0.1 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015 primarily as a result of 2015 performance based awards earned in the second quarter of 2016, offset by new performance based awards and stock options granted in 2016.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Income (loss) from operations
Software-Systems	$(2,201)	$743	(396.2)%	$(1,390)	$(3,126)	(55.5)%
Embedded Products and Hardware Services	4,946	1,782	177.6	9,954	8,112	22.7
Corporate and other	(4,828)	(4,541)	6.3	(14,029)	(17,528)	(20.0)
Total income (loss) from operations	$(2,083)	$(2,016)	3.3%	$(5,465)	$(12,542)	(56.4)%

Software-Systems. Income from operations declined by $2.9 million to a loss of $2.2 million for the three months ended September 30, 2016. This is the result of a decline of $4.8 million in MediaEngine sales to a large Asian customer in support of their VoLTE network deployment.

Loss from operations improved by $1.7 million for the nine months ended September 30, 2016 to a loss of $1.4 million from a loss of $3.1 million in the comparable period of 2015. This was the result of $1.8 million improvement to gross margin which was the result of improved product mix which included a $5.7 million increase in higher margin FlowEngine product sales to a tier-one U.S service provider in support of their commercial deployment.

Embedded Products and Hardware Services. Income from operations increased by $3.2 million and $1.8 million for the three and nine months ended September 30, 2016 from the comparable periods in 2015. The increase was the result of a $4.1 million and $2.3 million increase in gross margin driven by the increase in DCEngine sales to a tier-one U.S. service provider and offset by previously described declines in non-core legacy hardware products.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations increased $0.3 million and declined $3.5 million to $4.8 million and $14.0 million for the three and nine months ended September 30, 2016 from $4.5 million and $17.5 million in the comparable periods in 2015 as the result of the previously described restructuring actions.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Interest expense	$(116)	$(97)	19.6%	$(392)	$(417)	(6.0)%
Interest income	53	6	783.3	137	85	61.2
Other income, net	202	562	(64.1)	1,326	1,041	27.4
Total	$139	$471	(70.5)%	$1,071	$709	51.1%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. The increase in interest expense for the three months ended September 30, 2016 from the comparable period in 2015 is the result of intra-quarter draws on our line of credit for working capital needs. We repaid the $18 million 2015 convertible senior notes on February 17, 2015 which resulted in lower interest expense in the nine months ended September 30, 2016 compared to the same period in the prior year.

Other Income, Net

For the three and nine months ended September 30, 2016, other income declined $0.4 million and increased $0.3 million from the comparable periods in 2015. We recognized a $0.4 million gain on the realization of cumulative translation adjustments in the second quarter of 2016 associated with liquidation of three foreign entities which was the result of previously announced restructuring actions. Additionally, changes are primarily due to cash flow hedge exchange rates between the Indian Rupee and the US Dollar and currency movements against the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Income tax expense	$694	$521	33.2%	$1,800	$1,405	28.1%

We recorded tax expense of $0.7 million and $1.8 million for the three and nine months ended September 30, 2016. Our effective tax rates for the three months ended September 30, 2016 and 2015 were 35.7% and 33.7%, respectively. The effective tax rate fluctuation is due to income tax rate differences among the jurisdictions in which pretax income (loss) is generated, as well as the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Cash and cash equivalents	$27,479	$20,764	$18,376
Working capital	34,130	28,562	25,685
Accounts receivable, net	56,572	60,942	43,881
Inventories, net	19,080	16,812	15,609
Accounts payable	32,391	43,451	27,712
Line of credit	25,000	15,000	10,000

Cash Flows

As of September 30, 2016, the amount of cash held by our foreign subsidiaries was $7.1 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents increased by $6.7 million to $27.5 million as of September 30, 2016 from $20.8 million as of December 31, 2015. Activities impacting cash and cash equivalents were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net loss	$(6,194)	$(13,238)
Non-cash adjustments	18,043	18,177
Changes in operating assets and liabilities	(9,209)	2,163
Cash provided by operating activities	2,640	7,102
Cash used in investing activities	(3,420)	(1,653)
Cash provided by (used in) financing activities	7,279	(17,852)
Effects of exchange rate changes	216	(463)
Net increase (decrease) in cash and cash equivalents	$6,715	$(12,866)

Cash generated by operating activities during the nine months ended September 30, 2016 was $2.6 million. For the nine months ended September 30, 2016, primary impacts to changes in our working capital consisted of the following:

•	Accounts receivable decreased by $4.4 million as a result of the timing of collections and shipments to a tier-one U.S. service provider associated with DCEngine shipments;

•	Inventories and deferred costs of sales net decreased by $7.8 million. Deferred cost of sales decreased $14.1 million due to recognition of the associated deferred DCEngine revenue.

•	Accounts payable decreased $11.3 million primarily due to decrease in payables related to the fulfillment of DCEngine orders as well as a decrease in payables to our contract manufacturer;

•	Short-term and long-term deferred revenue decreased $14.7 million due to the recognition of the $17.8 million balance associated with DCEngine orders deferred at year end.

Cash used in investing activities during the nine months ended September 30, 2016 of $3.4 million was associated with ongoing capital expenditures.

Cash generated in financing activities during the nine months ended September 30, 2016 of $7.3 million is primarily due to a $10.0 million net draw on our Silicon Valley Bank line of credit and proceeds from the issuance of common stock. During the second quarter of 2016, our gross borrowings were $74.5 million and we repaid $64.5 million of the borrowing within the period. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers. The draw on the line of credit was offset by the payment of payroll taxes associated with restricted stock award releases in the third quarter 2016.

Line of Credit

Silicon Valley Bank

On September 19, 2016, we entered into a Credit Agreement (the “2016 Agreement”) with Silicon Valley Bank (“SVB”), as administrative agent, and the other lenders party thereto. The 2016 Agreement replaces the Third Amended and Restated Loan and Security Agreement with SVB, dated March 14, 2014 (as amended, the “2014 Agreement”).

The 2016 Agreement provides for a revolving loan commitment of $55.0 million and has a stated maturity date of September 19, 2019. The 2016 Agreement includes a $10.0 million sub-limit for swingline loans and a $10.0 million sub-limit for letters of credit. The 2016 Agreement also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitments by up to an additional $25.0 million, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase. Borrowings under the 2016 Agreement are subject to a borrowing base, which is a formula based upon certain eligible accounts receivable plus up to $5.0 million if our Liquidity (as defined in the 2016 Agreement) is above $20.0 million in the first and second month of any fiscal quarter and $25.0 million for the last month of a fiscal quarter, measured as of the last day of the applicable month. Eligible accounts receivable include 80% of certain U.S. and 75% of certain foreign accounts receivable (80% in certain cases).

Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate based upon our Availability, which means the quotient of the amount available for borrowings under the 2016 Agreement divided by the lesser of the total commitment and the borrowing base, calculated as a daily average over the immediately preceding fiscal month. The per annum interest rate under the 2016 Agreement is determined as follows:

•	When Availability is 70% or more, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.25%; and

•	When Availability is 30% or more and less than 70%, the interest rate is the prime rate plus 0.50%; and

•	When Availability is below 30%, the interest rate is the prime rate plus 0.75%.

Under the 2016 Agreement, we are required to make interest payments monthly. We are further required to pay $25,000 in annual administrative fees, $82,500 in annual commitment fees, and a commitment fee based on the average unused portion of the revolving credit commitment, and certain other fees in connection with letters of credit. The commitment fee is determined as follows and is payable quarterly in arrears:

•	When Availability is 70% or more, the commitment fee is 0.35% of the average unused portion of the revolving credit commitment;

•	When Availability is 30% or more and less than 70%, the commitment fee is 0.325% of the average unused portion of the revolving credit commitment; and

•	When Availability is below 30%, the commitment fee is 0.3% of the average unused portion of the revolving credit commitment.

The 2016 Agreement further requires a total of $0.3 million loan origination fees to be capitalized and expensed over the term of the 2016 Agreement. We paid $25,000 in annual administrative fees, $170,663 in loan origination fees and $82,500 in annual commitment fees in September 2016. If we reduce or terminate the revolving loan commitment under the 2016 Agreement prior to September 19, 2017, we are required to pay a cancellation fee equal to 0.75% of the total revolving loan commitment.

The 2016 Agreement requires that we comply with financial covenants requiring us to maintain a minimum monthly Liquidity of $15.0 million as of the last day of the first and second month of any fiscal quarter and $20.0 million as of the last day of the third month of any fiscal quarter. Additionally, the 2016 Agreement requires us to maintain a minimum trailing twelve months Adjusted EBITDA based on the following schedule:

•$12.0M for each quarter through December 31, 2016
•$7.0M for each quarter ending March 31, 2017 and June 30, 2017
•$10.0M for quarter ending September 30, 2017
•$13.0M for quarter ending December 31, 2017
•$14.5M for quarter ending March 31, 2018
•$16.5M for quarter ending June 30, 2018
•$19.0M for quarter ending September 30, 2018
•$22.5M for quarter ending December 31, 2018
•$24.0M for quarter ending March 31, 2019
•$26.5M for quarter ending June 30, 2019
•$30.0M for quarter ending September 30, 2019
•$35.0M for quarter ending December 31, 2019

The 2016 Agreement defines Adjusted EBITDA as net income plus interest expense, depreciation expense, amortization expense, income tax expense, non-cash stock compensation expense and restructuring expense (with restructuring expense limited to $1.7 million and $1.1 million at the first and second quarter 2016, and $1.0 million at the third and fourth quarter 2016, and $0.8 million, $0.8 million and $0.5 million at the first, second, and third quarter 2017 measurement dates and $0 thereafter).
The 2016 Agreement also requires us to make certain representations and warranties and comply with certain agreements and covenants that are customary in credit agreements of this type. All obligations under the 2016 Agreement are unconditionally guaranteed by our wholly owned subsidiary, Radisys International LLC. The obligations under the 2016

Agreement are secured by a first priority lien on our assets and the subsidiary guarantor. If we acquire or form a material U.S. subsidiary, then that subsidiary will also be required to guarantee the obligations under the 2016 Agreement and grant a first priority lien on its assets.

As of September 30, 2016 and December 31, 2015, we had an outstanding balance of $25.0 million and $15.0 million under the Amended Agreement. At September 30, 2016, we had $16.8 million of total borrowing availability remaining under the Agreement. At September 30, 2016, we were in compliance with all covenants under the Amended Agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2015 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. For the three months ended September 30, 2016, there have been no material changes in our contractual obligations outside the ordinary course of business. As of September 30, 2016, we have agreements regarding foreign currency forward contracts with total contractual values of $13.9 million that mature through 2017.

In addition to the above, we have approximately $3.5 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At September 30, 2016, our cash and cash equivalents amounted to $27.5 million. We believe our current cash and cash equivalents, cash expected to be generated from operations, available borrowings under our Silicon Valley Bank line of credit and availability under our $100.0 million unallocated shelf registration statement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, to accelerate our growth objectives, we may, among other available options, raise additional capital in the public or private markets or pursue alternative financing arrangements.

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

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

These factors include, among others, increased Tier 1 commercial deployments across multiple product lines, the continued implementation of the Company’s next-generation datacenter product, customer implementation of traffic management solutions, the outcome of product trials, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, the Company's ability to raise additional growth capital, the Company's dependence on certain customers and high degree of customer concentration, the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, actions by regulatory authorities or other third parties, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, fluctuations in currency exchange rates, key employee attrition, the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the potential need to raise additional funding and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of September 30, 2016 the total notional or contractual value of the contracts we held was $13.9 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.4 million, decreasing our Indian Rupee hedge asset as of September 30, 2016, to a liability of $1.1 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.3 million, increasing our hedge liability as of September 30, 2016 to an asset of $1.6 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended September 30, 2016, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Credit Agreement, dated September 19, 2016, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	October 31, 2016	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	October 31, 2016	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Credit Agreement, dated September 19, 2016, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2016 (SEC File No. 000-26844).

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