Form 10-K
period 2016-12-31
RADISYS CORP
filed 2017-03-01
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2016 of $4.48) of the registrant as of June 30, 2016 was approximately $163,976,364. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of February 24, 2017: 38,891,166
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RADISYS CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Radisys Corporation (NASDAQ: RSYS), the services acceleration company, helps communications and content providers, and their strategic partners, create new revenue streams and drive cost out of their services delivery infrastructure. Radisys’ hyperscale software defined infrastructure, service aware traffic distribution platforms, real-time media processing engines and wireless access technologies enable its customers to maximize, virtualize and monetize their networks. Our products and services fall within two operating segments: Software-Systems and Hardware Solutions.

•
Software-Systems products are targeted at delivering differentiated solutions for service providers, specifically within telecommunications, to enable their deployment of next generation networks and technologies. Software-Systems products include the following three product families:

◦
FlowEngine products target the communication service provider traffic management market and are a family of products designed to rapidly classify millions of data flows and then distribute these flows to thousands of Virtualized Network Functions ("VNFs"). FlowEngine offloads the processing for packet classification and distribution, improving virtualized function utilization and making the overall Network Functions Virtualization ("NFV") architecture more efficient. A FlowEngine system consists of FlowEngine software running on a Traffic Distribution Engine ("TDE") platform. FlowEngine Software enables communication service providers to efficiently transition towards containerization, NFV and software-defined networking ("SDN") architectures allowing increased service agility and quicker time to revenue for new service offerings. FlowEngine accomplishes this by integrating a targeted subset of firewalls, edge routing, data center switching, and load balancing functionality, coupled with standards-based SDN protocols, enabling our customers to significantly reduce the investment necessary to efficiently process data flows in virtualized communications environments.

◦
MediaEngine products are designed into the IP Multimedia Subsystem ("IMS") core of telecom networks, providing the necessary media processing capabilities required for a broad range of applications including Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), Web Real-Time Communication ("WebRTC"), multimedia conferencing, as well as the media interworking including transcoding, transrating and media quality treatment that are required to achieve interoperability between legacy and new generation devices using disparate audio and video communication devices and applications. Our MediaEngine OneMRF strategy helps service providers consolidate their real-time IP media processing into a vendor and application agnostic platform, which drives cost out of their service delivery platform and enables accelerated deployment and introduction of new services. We sell a turnkey high-density system, the MediaEngine MPX-12000, as well as a virtualized software-only vMRF for customers who require media processing in an NFV architecture or lower-density processing platforms. In 2016, we also introduced variants of those systems, the TRF-12000 and vTRF, optimized for transcoding and media interworking for new, high-complexity audio and video codecs like the Enhanced Voice Services ("EVS") codec that provides service providers improved spectrum efficiency, greater radio tower coverage, and, for their customers, an enhanced user experience. As service providers consolidate network capacity from older (3G and 2G) architectures onto new LTE architectures, they will deploy IMS and VoLTE applications. Our MediaEngine provides the essential media processing capability that enables service providers to deliver audio, video or other multimedia services over their all-IP networks.

◦
CellEngine software, which includes our TOTALeNodeB LTE and Femtotality 3G software products, provides the communication linkage between wireless end user devices and mobile core networks through small cell base stations that mobile service providers are deploying to optimize wireless network spectrum utilization and coverage.

◦
Also included in our Software-Solutions segments is our Custom Development Solutions ("CDS") organization that consists of telecommunications experts who are available to assist our customers as they develop their own unique telecommunications products and applications as well as accelerating specific features developed across our Software-Systems product families. Our strategy is to enable the efficient and cost-effective adoption of our Software-Systems products as well as enabling service providers to migrate to next-generation software-defined network deployments.

•
Hardware Solutions leverages our hardware design experience, coupled with our manufacturing, supply chain, integration and service capabilities, to enable continued differentiation from our competition. This segment includes both our recently launched, open-standards based DCEngine product family as well as our legacy embedded products portfolio, which over time will continue to trend down as service providers move away from proprietary architectures and onto open-standards solutions such as DCEngine.

◦
DCEngine products transform service provider central offices and datacenters into SDN-enabled virtualized data centers. DCEngine provides a multi-rack level network functions virtualization ("NFVi") and container-based infrastructure for hosting thousands of VNFs and applications under open software-defined networking ("SDN") control. DCEngine utilizes the principles of highly efficient open compute platform ("OCP") architectures, delivering rack-scale compute, storage, and networking resources based on open Commercial off the shelf ("COTS") technology and integrates fully supported open source software. Radisys has built flexibility into DCEngine to address telecommunication central office demands for seismic, power, emissions and Network Equipment Building Systems ("NEBS"), which are above and beyond the traditional data center requirements. Service providers use DCEngine to provide pools of compute and storage resources that they can quickly scale to meet their evolving service requirements while improving agility in their service delivery.

◦
Legacy embedded products includes our ATCA, computer-on-module express (COM Express) and rack mount servers. These products are predominantly hardware-based and include both our internal designs as well as increasingly leveraged third party hardware. Our products enable the control and movement of data in both 3G and LTE telecom networks and provide the hardware enablement for applications such as Deep Packet Inspection ("DPI"), policy management and intelligent gateways (security, femto and LTE gateways). Additionally, our products enable image processing capabilities for healthcare markets and enable cost-effective and energy-efficient computing capabilities dedicated for industrial deployments.

Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

Market Drivers
Our Software-Systems products uniquely position us to capitalize on the ongoing and upcoming global deployments of 4G Long Term Evolution ("LTE") mobile and 5G networks as well as the continued migration of service providers to embrace the efficiencies of the enterprise data center. Increasingly, service providers need to monetize the services that will be delivered to their end customers, while also virtualizing their core network infrastructures by embracing open-standards hardware and best in class open source and proprietary software. Further, as computer hardware becomes increasingly commoditized and carriers respond by moving away from purpose-built network elements to a virtualized architecture, the demand for devices that ensure the efficient and cost-effective flow of ever increasing amounts of data is expected to grow significantly. Specifically, demand for data and video traffic continues to expand exponentially as a result of increasing usage of smart phones, tablets and other wireless devices. In this evolving market, success demands a deep expertise in deploying fully integrated custom wireless and cloud applications. The key market drivers that we view as fundamental to our future success include the following:

•
Virtualizing the Core Network. Service providers are continually looking to increase average revenue per user, while reducing infrastructure costs and accelerating the deployment of new and exciting revenue-generating services. Communication service providers are turning to SDN, NFV and containers to more efficiently manage these services, but intensive data plane solutions require very high processing performance on the underlying COTS servers, which does not scale to the forecasted increase in data traffic. Our open DCEngine rack-scale systems are based on high-density COTS server and storage subsystems, and are designed to host thousands of VNFs in a telecom data center environment. Our family of FlowEngine TDE Systems perform flow classification and then make intelligent flow distribution decisions, thereby leaving more processing power on the COTS servers for the NFV and container-based applications. This results in a more efficient architecture, which reduces both capital and operating expenditures for service providers.

•
Open Hardware and Open Source Software. The majority of today’s telecommunication networking equipment, including routers, switches, gateways, and session controllers, have been provided by industry suppliers based on proprietary hardware architectures with proprietary software functions. While this approach often delivers high performance, the downside is a network composed of disparate hardware and software components that are expensive to integrate, manage and support, while also limiting new service time to market and innovations. Network service providers are now beginning to embrace the recent trends underway in large Enterprise-class data center design, where data center operators are building next-generation data centers based on open COTS hardware components, powered by both differentiated as well as open source software. Our DCEngine product is inspired by the Open Compute Project (OCP), which started as a specification for rack-scale open COTS hardware platforms for data center environments and optimized for telecom central office environmental and power requirements. Similarly, Radisys professional services is extending our software integration expertise to increasingly integrate and support open source software. Radisys professional services is also working closely with the Open Networking Foundation (ONF) on Central Office Re-Architected as a Data Center (CORD) reference designs, with a mission to deliver pragmatic SDN and NFV solutions based on open source networking software running on open COTS hardware for rapidly innovating and deploying residential, enterprise, and 5G mobile services.

•
Monetizing VoLTE and Video. Service providers are continuing to deploy revenue-generating applications for next generation LTE networks such as VoLTE, VoWiFi, WebRTC, Multimedia Conferencing, Mobile Value Added Services, Voice over IP ("VoIP") and Video over IP Communications. This growing variety of services and access technologies also introduces new high-definition audio and video codecs into the network, driving a need for transcoding audio streams encoded using different codec standards, or trans-rating video streams to connect an HD large screen video terminal to a mobile device with a smaller screen or slower network connection. In next generation IMS architectures, it is the Media Resource Function ("MRF") that performs the intensive audio and video media packet processing, providing the underlying foundation that enables delivery of these customer applications. We also recently introduced our Transcoding Resource Function (“TRF”) products to augment the high scale signaling capabilities of edge devices like Session Border Controllers ("SBCs") and Media Gateways ("MGWs") to help service providers preserve their investments and maximize signaling capacity by deploying the TRF which is optimized to high scale media interworking for today’s and tomorrow’s codecs that demand ever increasing processing power. Our vMRF and vTRF products are designed to provide media processing as a virtualized network function in an NFV architecture, while the Media Engine MPX-12000 and TRF-12000 are advanced multimedia resource functions for IMS networks that provides the scalable IP media processing required for high-capacity VoLTE, HD video and multimedia application and transcoding and media interworking.

•
Maximizing spectrum utilization. Wireless spectrum is a limited resource over which data is transferred. Wireless network providers require continual technology advancements to allow increasing amounts of data to be transferred over the same band of wireless spectrum. The deployment of small cells, the emergence of heterogeneous networks ("HetNets") and the leap towards LTE-Advanced promises to further enhance spectrum utilization. The ability to take advantage of the possible spectrum available, such as FDD, TDD and non-continuous bands, is increasingly important for service providers as they seek to deliver increased capacity and performance to their subscribers.  These trends are making networks more efficient, increasing capacity and coverage, and enabling service providers to more readily monetize mobile broadband usage. We have also seen a pivot towards the highly scalable centralized RAN architecture and its evolution towards virtual RAN.

In contrast to the many factors driving growth in the markets in which our Software-Systems and DCEngine products are sold, the legacy embedded hardware markets, specifically in telecom where our Hardware Solutions products are sold, have come under significant pressure over the last several years. The industry has experienced increased hardware commoditization that, along with SDN and NFV trends and the improved capability of a data center like topology, has permanently altered the landscape for embedded telecom equipment manufacturers. This has resulted in the continued contraction of the overall market for these technologies. In this environment, it is necessary to narrow our focus and investment to strategic partnerships with key customers that value the quality, technology and extended support we provide.

Our Strategy
Our strategy is to help communication services providers, and their strategic partners, create new revenue streams and drive cost out of their services delivery infrastructure. Specifically, by embracing open-standards hardware and software solutions, leveraging our portfolio of software intellectual property, and finally our deep expertise of telecom networks, we aim to become a new class of telecom equipment manufacturer. Where prior telecom equipment manufacturers aimed to lock service providers in to their proprietary architectures, we aim to provide best-in-class solutions, some of which will be open-standards-based, as well as becoming the integrator of choice to help these service providers migrate their existing networks to SDN, NFV and open-standards solutions. Where traditionally our customers have been large equipment manufacturers who have leveraged our products in their broader solutions, increasingly service providers are looking to decompose these proprietary solutions from our traditional customers in order to both reduce the infrastructure costs of their networks while simultaneously gaining greater access to new disruptive technology. As a result, we expect to increasingly derive a greater proportion of our revenue directly from service providers rather than the traditional equipment manufacturer market into which we have historically sold.
Our top priorities across our strategic product families include:

•
Accelerating new service introduction in scalable SDN-enabled networks while significantly reducing network complexity and required investment with our suite of FlowEngine products. The explosion of video, broadband mobile devices and the Internet of Things has led to millions of data flows traversing the packet network that service providers are increasingly aiming to monetize. The service-aware FlowEngine intelligently distributes data flows to the VNF resources applicable to each session’s processing requirements, such as ad-insertion/removal applications, parental control applications, video optimization, network inspection capabilities, encryption-decryption offloading and policy enforcement applications all at line-rate speeds. Targeted specifically for communications and content providers that want more control and flexibility in their network, FlowEngine integrates with multiple open source SDN controllers through OpenFlow, OpenDaylight ("ODL") and ForCES for investment protection. We are working directly with a number of forward looking communication service providers and partners to accelerate service delivery, including our recent inclusion within the ONF as a contributing partner to integrate the open source based ONOS ("Open Network Operating System") SDN controller and orchestration fabric with our flow engine solution.

•
Enabling media processing in the next-generation networks with our suite of the MediaEngine products, including the MPX-12000, TRF-12000, vMRF and vTRF, that furnish the media processing capabilities necessary for our customers' VoLTE and VoWiFi deployments, while at the same time maintaining our market position in legacy audio conferencing applications. This includes enabling our OneMRF strategy via the development of a rich ecosystem of independent software vendors and key channels to market via system integrators and OEM relationships with leading network equipment suppliers. To address the growing transcoding opportunities to interconnect newer IP services using the newest audio and video codecs, with legacy 3G and fixed line services using established codecs, Radisys now offers our MediaEngine Transcoding Resource Function (TRF) products, including our vTRF software transcoding solution for NFV or smaller deployments, as well as our hardware-based TRF-12000 with industry leading densities and economics.

•
Enabling the migration of central offices and edge infrastructure into virtualized data centers via our open-standards DCEngine systems. DCEngine is a high-density compute, network and storage based rack solution leveraging the OCP design principles. DCEngine is delivered as pre-integrated, ready-to-deploy frames and Pods that are higher density and lower cost, delivering hyperscale NFVi ready platforms enabling faster time to market for new services. DCEngine meets telecom next-generation central office and data center specifications for power, seismic, emissions and NEBS. We expect to sell this product directly to service providers and over time will also provide a pull-through opportunity for our Software-Systems products.

In addition to our strategic products portfolio, our professional services organization enables service providers to rapidly deploy new technologies in their networks. Importantly, via our involvement in ONF and their CORD initiatives, we have been named an official systems integrator to help service providers deploy initial proof-of-concepts that ultimately have the opportunity to displace the entire existing central office infrastructure across telecom with open standards-based hardware and software solutions. While initial engagements may or may not include the sales of our strategic products, as a systems integrator we will gain direct access to Tier 1 service providers that we expect will further accelerate our strategy to sell our entire strategic product portfolio to these service providers over time.

We believe we are positioned to address the needs of our customers by:

•
Providing the technology that our customers require to meet the needs of continually evolving mobile, fixed and cable networks and the move to software-defined virtualized networks. Our FlowEngine, MediaEngine, and CellEngine product families leverage our unique technology and capabilities in traffic management, media processing, and protocol signaling that provide performance differentiation from our competition and thus enable customers to focus on their own differentiation and value-added applications.

•
Accelerating time-to-market for our customers. We offer open and standards-based, turn-key products across our Software-Systems product portfolio. We believe these products, combined with our vast telecom expertise, provide communication service providers, cable operators and Original Equipment Manufacturer ("OEM")

customers with significant time-to-market advantages when compared to systems developed internally and other competing technologies.

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

•
Partnering with Services Providers to enable the adoption of open source and open compute technologies. We offer industry proven open compute platforms, traffic management and media processing products that allow CSPs to take on the task of migrating legacy networks to next generation networks. Our comprehensive portfolio of professional services ties it all together by providing competent and experienced resources to reduce time to market while maintaining quality.

Our Products

Our portfolio of products addresses a variety of customer requirements. We have differentiated our products into the following segments and product families:

•	Software-Systems. Software-Systems is comprised of three product families: FlowEngine, MediaEngine and CellEngine.

◦
FlowEngine. Our FlowEngine product line consists of high-performance data plane traffic distribution products designed for deployment in communication service provider core network infrastructure and data center markets. The key role of these products is to classify session data flows and intelligently distribute these flows to appropriate network processing resources. Included in the FlowEngine product family today are the Traffic Distribution Engine (TDE) network platforms; TDE-200, TDE-500 and TDE-1000. The TDE platforms employ high performance packet classification and flow-based traffic distribution and load balancing to offload complex data plane processing from physical and VNFs. By doing so, this appliance allows communications service providers to efficiently transition towards a NFV architecture for providing more granular based subscriber services.

Our TDE family of products, coupled with our FlowEngine software, reduces service provider network costs by integrating a targeted subset of data plane features related to firewalls, network inspection functions, edge routing, data center switching, and load balancing, along with SDN control. Key service provider use cases include traffic steering to dedicated network resource platforms such as video optimization and content caching, service function chaining to discrete pools of VNF applications, and SDN-controlled traffic load balancing in packet optical networks.

◦
MediaEngine. Our family of MediaEngine products are powerful, reusable and highly scalable multimedia processing systems that enable audio and video conferencing, VoLTE, VoWiFi and mobile video services across next generation wireless networks. The products also enable media interworking at both the edge and in the core of IMS and Web Communications networks. We sell our Media Engine products to telecommunication service providers, telecom equipment manufacturers, wireless operators, real-time communication system developers, OEM and enterprise customers.

Our MediaEngine products also enable the convergence of fixed and mobile networks by delivering a shared media processing resource for any access network, including 4G/LTE wireless, broadband, cable, public switched telephone network ("PSTN") or satellite. The system's multi-service versatility enables service providers, as well as their application development and network infrastructure partners, to rapidly deploy innovative high-margin telecommunications services that include multimedia conferencing, ringback tones, unified communications and contact center applications. Our voice quality enhancement ("VQE") group of features is specifically designed to address noise, packet loss, and echo in packet voice networks, which enhances the usability and differentiation of VoIP services. We believe ongoing investments in our Video-over-IP capabilities and densities will help grow our business from serving VoIP/VoLTE/VoWiFi audio services into high-value, video-enabled and mobile services. The service provider launches of VoLTE and RCS videos services have begun to accelerate. We also invest in IP-IP transcoding, transrating, and media conditioning features to address growing scalability requirements to achieve seamless IP media stream interworking between 3G mobile, VoLTE IMS, Over-The-Top ("OTT"), and emerging WebRTC services and networks.

Our MediaEngine product family consists of the MediaEngine MPX-12000 and TRF-12000, hardware-based fault-resilient MRF and transcoding and media interworking platforms, as well as our vMRF and vTRF software, which are designed for use in off-the-shelf Linux servers and virtualized cloud deployments as well as with our DCEngine platform. For transcoding specific requirements, MediaEngine product family now also includes the MediaEngine TRF-12000 hardware-based transcoding platform, as well as our vTRF for Linux or virtualized cloud deployments. Radisys provides a common media processing foundation for all of our MediaEngine products, ensuring identical media processing features, control interface, and management capabilities across the Media Engine product family, providing a unique value proposition to our customers.

◦
CellEngine. Our CellEngine software protocols and applications are the underlying signaling and data infrastructure that enables the linkage between wireless end user devices and network base station access points. Today, CellEngine software is focused primarily on enabling 3G and LTE wireless network access and our portfolio is now expanding to include LTE-A, 5G and IoT access technologies. In addition, CellEngine supports various types of network infrastructure from access to the core of the network and from wireless to wireline networks.

•
Hardware Solutions. Our Hardware Solutions segment provides customers with hardware-based products targeted at the communications and healthcare markets. Our hardware design experience, coupled with our manufacturing, supply chain, integration and service capabilities allow us to provide continued differentiation from our competition. This segment includes both our recently launched, open-standards-based DCEngine product family as well as our legacy embedded products portfolio, which over time will continue to trend down as service providers move away from proprietary architectures and onto open-standards solutions.

◦
DCEngine Rack-Scale Platforms. Our DCEngine products utilize the principles of highly efficient open compute platform ("OCP") architectures, namely the recently accepted CG-Openrack-19 specification, and integrates fully supported open source software. Radisys has built flexibility into DCEngine to address telecommunication central office demands for seismic, power, emissions and NEBS, which are above and beyond the traditional data center requirements. This architecture enables service providers to bring the economies of the data center together with the agility of the cloud, allowing them to accelerate the transformation to cloud-based compute, storage and networking fabrics utilizing the best of COTS and open source hardware and software coupled with world class systems integration services and support. DCEngine enables service providers to drive innovation and the rapid delivery of new services such as storage and backup, video-on-demand, Internet Protocol Television ("IPTV") and parental controls.

◦
Legacy Embedded Products. Our legacy embedded products include our ATCA products, COM Express, rack mount servers and other products. ATCA products are fully integrated, application-ready, software-rich hardware products that are largely ATCA based and modular in nature and enable configuration for a wide variety of applications. These products are comprised of carrier blades, chassis, disk modules, line cards, processing and switch modules and complete systems. COM Express and rack mount products are targeted primarily at the medical imaging, test and measurement, and aerospace and defense markets. COM Express products are small form factor compute modules designed for applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design-level intellectual property ("IP") on a separate carrier board. Our rackmount servers specialize in meeting the needs of specific applications that are designed to be the central control point of a larger integrated system. Medical imaging and diagnostic systems are examples of systems that incorporate these enabling servers. Other products in this portfolio include custom-built pre-ATCA based telecommunication products based on earlier technology standards.

Competition

Our primary competition is as follows:

•
Software-Systems. The primary competitors in FlowEngine consist of traditional load balancing vendors, F5 and Force10, and new entrants to the SDN market such as Corsa and Noviflow. We face competition in the

MediaEngine market primarily from Dialogic, Dolby, Compunetix, and HP. Our primary competitors in the enabling software systems market, into which our CellEngine software is sold, are ACOM Solutions, Cavium, Aricent Group and NodeH.

•
Open-standards hardware. Our competitors for DCEngine are traditional suppliers of data center computing and storage platforms, including Dell and HP and low-cost Asian-based manufacturers. Additionally when the service provider decides to purchase a propriety system or rack-level solutions our competitors are Nokia Solutions and Networks, Ericsson and Huawei. We differentiate ourselves from established suppliers by our flexibility to address telecom environmental and long-life requirements, as well as our willingness and expertise to pre-integrate open source telecom software and/or CORD open source SDN and NFV software on DCEngine.

•	Legacy hardware. Our competitors for legacy embedded products include Artesyn Embedded Technologies, Advantech Co, ADLink Technologies and Kontron AG.

•
Our target customers. In certain of our products lines, such as MediaEngine and embedded products, we continue to sell to channel partners who integrate our technology into broader solutions that are sold directly to service providers. In these cases our primary competition is from these channel partners who choose to remain vertically integrated and internally develop their own enabling technology.

We believe the main competitive factors are product performance, quality, service, time to market, ability to respond to technological change and/or price. Our system-level architecture and design expertise coupled with our broad technology portfolio, flexibility to integrate commercial off-the-shelf platforms with networking software and services to complete systems, enable product differentiation when compared to our competition. We believe our rapid design cycles and open and standards-based systems paired with our design and mature supply chain presence in low-cost geographies will provide customers with a time-to-market advantage at a lower total cost.

Customers

Our customer base is increasingly migrating from selling through channels towards selling direct to service providers including large Tier 1 service providers such as Verizon Wireless and Reliance Jio Infocomm. Additionally, we will continue to leverage channel relationships as well as other long-standing customers such as: Philips Healthcare, Nokia Solutions and Networks, Arrow Electronics, Verint Systems, Mitel, Lestina International and West Corporation.

Our five largest customers, accounting for approximately 69.6% of revenues in 2016, are listed below with an example of the type of application that incorporates our products:

Customer	Application / End Customer
Verizon Wireless	DCEngine data center products and FlowEngine traffic distribution products
Philips Healthcare	Medical imaging equipment
Mitel	ATCA products and real-time media processing systems for VoLTE/VoWiFi services
Reliance Jio Infocomm	Real-time media processing systems for VoLTE/VoWiFi services
Nokia Solutions and Networks
2, 2.5, and 3G wireless infrastructure equipment incorporated into Nokia Networks solutions which includes our ATCA portfolio as well as our MediaEngine portfolio which powers Nokia’s VoLTE and VoWiFi solutions globally

Verizon and Phillips Healthcare were our largest customers in 2016, accounting for 35.9% and 15.7% of 2016 revenues. Nokia Solutions and Networks was our largest customer in 2015, accounting for 16.0% of 2015 revenues. Reliance Jio Infocomm and Verizon Wireless accounted for 32.6% and 36.0% of our accounts receivable as of December 31, 2016 and December 31, 2015.

Supply Chain Operations

Our manufacturing for legacy embedded products is fully outsourced with one contract manufacturing partner located in Asia and other third-party hardware providers from which we purchase complete solutions. In addition, the manufacturing of our DCEngine racks is outsourced to one partner located in the U.S. and Europe and two integration partners located in the U.S. We believe utilizing outsourced partners provides product cost, quality, and availability advantages.  We presently have offices in Shenzhen, China and Hillsboro, Oregon that oversee the supply chain management, manufacturing, integration and product testing, quality, and fulfillments efforts conducted by our contract manufacturing partners.

Professional Services

Our professional services organization actively partners with our customers in the development of Software-Systems technology features across our product portfolio to provide next generation architecture, product development engineering and development verification. Integration and testing services include validation, certification and network integration, support and training. Additionally, we offer deployment services such as branding, cost management and lifecycle management. Total professional services headcount is primarily located in our Bangalore, India facility and was 179 as of December 31, 2016.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and expand the range of our product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Our research and development ("R&D") staff consisted of 317 engineers and technicians as of December 31, 2016 located in India, the U.S and China. R&D expense in 2016, 2015 and 2014 was $24.1 million, $25.5 million and $32.0 million.

Sales, Marketing and Service

Our products are sold through a variety of channels, including direct sales, distributors, sales representatives, and system integrators. Our sales teams, in conjunction with our product marketing and product development teams, collaborate with customers to accelerate product development and achieve higher quality, lower development and product cost and faster time-to-market for their products. Our total direct sales and marketing headcount was 68 as of December 31, 2016.

We market and sell our products in North America, Europe, Middle East and Africa ("EMEA") and Asia Pacific. In each of these geographic markets, products are sold principally through a direct sales force located in the U.S., Canada, Europe, China, India and Singapore. In addition, our direct sales team is supplemented with indirect sales representatives, which cost-effectively broadens our addressable markets and enables access to additional customers where we do not have a direct presence. In 2016, global revenues were comprised geographically as follows: 61% from North America, 21% from EMEA and 18% from Asia Pacific. See Note 17—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area and financial information regarding revenues of classes of similar products.

We have a worldwide hardware services organization focused on meeting our customers' needs for hardware repair, system integration, and training. In addition, if required by our customers, we provide technical support and maintenance service for Hardware Solutions and Software-Systems products due to the software-rich content of the products. Certain customers enter into technical support and maintenance service agreements that provide access to product upgrades and enhancements over the life of the contract as such releases become generally available.

Backlog

As of December 31, 2016, our backlog was approximately $32.0 million, compared to $23.1 million as of December 31, 2015. We include in our backlog only unshipped purchase orders scheduled for delivery within the next twelve months.

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

Employees

As of December 31, 2016, we had 800 employees, comprised of 790 regular employees and 10 temporary employees or contractors. We are not subject to any collective bargaining agreements, have never been subject to a work stoppage, and believe we have maintained good relationships with our employees.

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

For 2016, 2015 and 2014 we derived 70%, 49%, and 51% of our revenues from our five largest customers during these periods. These five customers in 2016 were Verizon Wireless, Philips Healthcare, Mitel, Reliance Jio Infocomm, and Nokia Solutions and Networks, each of which purchase a variety of products from us. During 2016, revenue attributable to our largest customer, Verizon Wireless, was 35.9%. In 2015 and 2014, revenues attributable to our largest customer, Nokia Solutions and Networks, were 16% and 17%. Due to our significant customer concentration, our largest customers have additional pricing power over us that can adversely affect revenues and gross margins or cause us to exit lines of business with them that do not meet profitability objectives. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of these customers could materially affect our revenues and profitability. Generally, our products are components for our customers’ products and in certain instances our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

We use one contract manufacturer and two integration partners to assemble certain products, and a loss or degradation in performance of our contract manufacturer could have a material adverse effect on our business or our profitability.
If our third party partners fails to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our third party partners could include the production or integration of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, our third party partners may decide in the future to discontinue conducting business with us. If we are required to change third party partners or assume internal manufacturing or integration operations due to any termination of the agreements with our third party partners, we may lose revenue, experience manufacturing or integration delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative third party relationships on similar terms. Furthermore, our third party partners could require us to move to another production facility. This could disrupt our ability to fulfill customer orders during a transition and impact our ability to utilize our current supply chain and attain raw materials.
Additionally, if our third party partners are responsible for patent or copyright infringement (including through the supply of counterfeit parts), we may or may not be able to hold them responsible and we may incur costs in defending claims or providing remedies. Such infringements may also cause our customers to abruptly discontinue selling the impacted products, which would adversely affect our net sales of those products, and could affect our customer relationships more broadly.
If we experience delays in the customer implementation process of our next-generation products, it could delay our ability to recognize expected revenues, increase our anticipated costs and otherwise negatively impact our growth expectations.
Our customer relationships and overall business will suffer if we encounter significant problems implementing our next-generation products. To the extent we encounter difficulties in implementing our next-generation products, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. Delays in implementation of our next-generation products could harm our reputation, cause us to lose existing customers, lead to potential customer disputes or limit the adoption rate of our solutions, and our business, operating results and financial condition could be materially and adversely affected.

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

The quality of our hardware, software, support and services offerings is important to our direct service provider customers, and if we fail to offer high quality support and services, mobile service providers may not buy our solutions and our revenue may decline.
Once our solutions are deployed within our mobile service provider customers’ networks, the customers generally depend on our support organization to resolve issues relating to those solutions. A high level of support is critical for the successful marketing and sale of our solutions. If we are unable to provide the necessary level of support and service to our customers, we could experience:

•	a loss of customers and market share;

•	a failure to attract new customers, including in new geographic regions;

•	increased service, support and warranty costs or claims; and

•	network performance penalties, including liquidated damages for periods of time that our customers’ networks are inoperable.

Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition, liquidity and reputation.
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
Our ability, as well as our contract manufacturer's and integration partner's ability, to meet customer demand depends largely on our ability to obtain raw materials and a reduction or disruption in the availability of raw materials could negatively impact our business.

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

Because of the limited number of direct, and indirect suppliers, or in some cases, one supplier, for some of the components we and our contract manufacturer and integrations partners use, a loss of a supplier, a decline in the quality and/or a shortage in any of these components could have a material adverse effect on our business or our profitability.

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components our contract manufacturer and integrations partners uses in the manufacturing and integration of our products and any disruption in supply could adversely impact our financial performance. For example, certain silicon is solely sourced from large silicon producers. We obtain these components from resellers, integrators and component manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. Delayed sales can also result from our silicon vendors' delays or cancellations of new technologies and products as these technologies and products are often designed into our new Radisys products before they are fully available from our suppliers. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.
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

We intend to expand into new markets and develop new products and applications based on our existing technologies integrated with new technologies organically developed or acquired such as our new FlowEngine and DCEngine product line. These efforts have required and will continue to require us to make substantial investments, including but not limited to significant research, development and engineering expenditures. We plan to devote significant resources to the development of technologies and applications in markets where our operating history is less extensive. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Some of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. If we are unable to successfully establish new offerings in light of the competitive environment, our operating results may suffer. Additionally, many of the new products and applications we are working on may take longer and more resources to develop and commercialize than originally anticipated. Specific risks in connection with expanding into new products and markets include, but are not limited to, the inability to transfer our quality standards and technology into new products, the failure of customers to accept our new products, longer product development cycles and competition and intellectual property disputes. New products and applications could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. We may not be able to successfully manage expansion into new markets and products and these unsuccessful efforts may harm our financial condition and operating results.

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

Unanticipated reductions in purchase orders from our customers may also result in us having to write off excess or obsolete inventory. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available or if our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current provision for inventory reserves may be inadequate and as a result we could forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our large customers may significantly affect our sales and profitability.

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

Substantially all of our product development and operations centers are located in India and China. This international presence results in risks that are inherent in doing business on an international level. These risks include:

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

Acquisitions, divestitures and partnerships may be more costly or less profitable than anticipated and may adversely affect the price of our common stock.

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
Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide, export or distribute our services.

Competition in the market for enabling software and systems is intense, and if we lose market share, our revenues and profitability may deteriorate.

The enabling software and systems market is growing and attracting new non-traditional competitors. These non-traditional competitors include contract manufacturers that provide design services and Asia-based original design manufacturers.

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

In 2016, 2015 and 2014, as measured by delivery destination, we derived 21.2%, 17.0% and 22.2% of our revenues from EMEA and 17.7%, 38.3% and 38.0% from Asia Pacific. In 2016, our manufacturing for legacy embedded products is fully outsourced with one contract manufacturing partner located in Asia and other certain third party hardware providers from which we purchase complete solutions. In addition, the manufacturing of our DCEngine racks is outsourced to one partner who is located in the U.S. and Europe and two integration partners located in the U.S.. We utilize our Asian contract manufacturer's supply chain and operations. As a result, we are subject to worldwide economic and market conditions risks generally associated with global trade such as fluctuating exchange rates, tariff and trade policies, increased protectionism of foreign governments, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect the results of our operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of tightening credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

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

We experienced net losses of $10.3 million, $14.7 million, and $27.6 million for fiscal year 2016, 2015 and 2014. As of December 31, 2016, our accumulated deficit was $281.6 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. We may also increase our research and development expenses based on projections of revenue growth.
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

As of December 31, 2016, we had $33.1 million of cash and cash equivalents which consisted of $25.7 million held domestically and $7.4 million held by foreign subsidiaries, and we had a $25.0 million outstanding balance on our line of credit. In addition, we have various other short-term obligations which will require use of our cash to satisfy. This level of debt and our ability to repay or refinance this debt prior to maturity may have negative consequences to our business, including:

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

If required to fund operations, refinance debt or for other general corporate purposes, as of December 31, 2016 we had $7.5 million of total borrowing availability remaining under the 2016 agreement with Silicon Valley Bank. The line of credit, however, is subject to certain financial covenants and may not be available, in full or in part, on dates we may attempt to draw on the line in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our principal properties at December 31, 2016 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office	Headquarters, manufacturing support, marketing, research and engineering	45,655	Leased
Bangalore, India	Office	Research and engineering and professional services	99,206	Leased
Shenzhen, China	Office	Manufacturing support, research and engineering	31,517	Leased

We also lease sales and support offices in Burnaby, Canada, Cambridge, Massachusetts, Gdansk, Poland, and San Diego, California.

Item 3. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2016, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

	High	Low
2016
Fourth Quarter	$5.73	$3.95
Third Quarter	5.81	4.40
Second Quarter	5.31	3.84
First Quarter	4.12	2.25
2015
Fourth Quarter	$3.00	$2.57
Third Quarter	2.98	2.33
Second Quarter	3.00	1.93
First Quarter	2.74	1.79

The closing price as reported on the NASDAQ Global Select Market on February 24, 2017 was $3.81 per share. As of February 24, 2017 there were approximately 407 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in “street name” by brokers and other financial institutions for the benefit of individual investors.

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

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the NASDAQ Composite Index, the S&P 500 Index, and the NASDAQ Telecommunications Index for the period of December 31, 2011 through December 31, 2016. The graph reflects the investment of $100 on December 31, 2011 in our stock, the S&P 500 Index, the NASDAQ Index, and in the published industry indexes.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Radisys Corporation, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Telecommunications Index

*	$100 invested on 12/31/2011 in the Company's common stock or the applicable index, including reinvestment of dividends.
Fiscal Year ending December 31.

	12/2011	12/2012	12/2013	12/2014	12/2015	12/2016
Radisys	100.00	33.48	25.73	26.29	31.12	87.55
NASDAQ Composite	100.00	113.82	157.44	178.53	188.75	206.63
S&P 500	100.00	113.40	146.97	163.71	162.52	178.02
NASDAQ Telecommunications	100.00	89.13	110.54	120.38	111.36	146.39

Item 6. Selected Financial Data

	2016	2015	2014	2013	2012

Consolidated Statements of Operations Data
Revenues	$212,392	$184,593	$192,742	$237,863	$286,096
Gross margin	56,088	52,152	51,802	64,138	88,039
Income (loss) from operations	(9,659)	(14,065)	(25,300)	(34,766)	(39,746)
Net loss	(10,251)	(14,678)	(27,581)	(49,404)	(43,474)
Net loss per common share:
Basic	$(0.27)	$(0.40)	$(0.79)	$(1.72)	$(1.60)
Diluted	$(0.27)	$(0.40)	$(0.79)	$(1.72)	$(1.60)
Weighted average shares outstanding (basic)	37,668	36,789	34,699	28,805	27,174
Weighted average shares outstanding (diluted)	37,668	36,789	34,699	28,805	27,174

	2016	2015	2014	2013	2012

Consolidated Balance Sheet Data
Working capital	$32,974	$28,562	$23,018	$26,920	$41,887
Total assets	128,185	167,069	160,896	176,185	232,394
Long term obligations, excluding current portion	5,966	2,985	2,800	21,276	22,851
Total shareholders’ equity	56,556	65,917	77,776	81,136	125,442

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 Highlights

The communications and content provider infrastructure markets are undergoing significant disruption as these service providers work to optimize the efficiency of their networks and deploy new revenue generating services, all while significantly reducing the historical costs of maintaining their networks. As a result, our traditional competitors are under pressure to evolve their business models, which creates an opportunity for us as our products are targeted at enabling service providers to embrace these open-standards and the efficiencies of the enterprise data center. While the trends towards virtualization and embracing the economies of the enterprise data center are beginning to take hold, we believe we are in the early stages of a long infrastructure spend cycle that, if we are successful, has the potential to result in meaningful long term revenue growth. 2016 consolidated revenue grew $27.8 million, or 15%, year-on-year, as we have begun to capture market traction from this trend. We realized $66.9 million of DCEngine product sales from a tier-one U.S. service provider in support of their new data center deployments. Additionally, we realized growth of $2.7 million in FlowEngine product sales to a tier-one U.S. service provider as well as another strong year for our MediaEngine products as our large Asian customer continued their LTE network rollout. This growth was offset by a $40.9M decline in our legacy embedded products as a direct result of the strategic changes implemented early in 2015 to focus on key customers who have adequate scale to meet our profitability and cash flow objectives.
Following is a summary of our consolidated results for the year ended December 31, 2016 compared to the year ended December 31, 2015:

•
Revenues increased $27.8 million to $212.4 million for the year ended December 31, 2016 from $184.6 million for the year ended December 31, 2015. Hardware Solutions revenue increased by $26.0 million due to meaningful revenue from sales of our DCEngine product line to a tier-one U.S. service provider. Software-Systems revenue increased by $1.8 million as a result of growth in our FlowEngine product line.

•
Our gross profit margin as a percentage of revenue decreased 190 basis points to 26.4% for the year ended December 31, 2016 from 28.3% of revenue for the year ended December 31, 2015. The decrease was the result of a $66.9 million increase in DCEngine sales to a tier-one U.S. service provider, as this product line carries proportionately lower margins than our other products.

•
R&D expense decreased $1.5 million to $24.1 million for the year ended December 31, 2016 from $25.5 million for the year ended December 31, 2015. This is the result of a significant decline in R&D tied to our Hardware Solutions segment and our restructuring efforts, offset by continued acceleration in new product initiatives within our Software-Systems segment.

•
SG&A expense increased $3.1 million to $33.7 million for the year ended December 31, 2016 from $30.6 million for the year ended December 31, 2015. This was the result of headcount growth in sales and marketing as we have accelerated hiring to support our growth initiatives

•
Cash and cash equivalents increased $12.3 million to $33.1 million at December 31, 2016 from $20.8 million at December 31, 2015. The increase was primarily the result of a $10 million net draw on our line of credit and generation from operations of $9.8 million. These increases were partially offset by capital expenditures of $4.9 million and cash paid on taxes for restricted stock settlements of $3.3 million.

•
Deferred revenue on December 31, 2016 declined $15.0 million to $8.1 million from $23.1 million at December 31, 2015, which is aligned with a reduction in deferred cost of sales of $14.1 million in the same period. These declines were attributable to the recognition of previously deferred DCEngine revenues relating to sales to a tier-one U.S. service provider that were recognized upon installation and commissioning of these systems during the first quarter of 2016.

•
Accounts receivable on December 31, 2016, 2016 declined $22.6 million to $38.4 million from $60.9 million at December 31, 2015. The decline was the result of timing of collections associated with the aforementioned DCEngine shipments.

Outlook

The markets into which our products are sold, specifically telecommunications infrastructure, are undergoing a tremendous disruption as telecommunications service providers begin to embrace emerging standards such as software-defined networking, network function virtualization and the economies of the enterprise data center. The shift towards these emerging standards is increasingly being driven by the need for service providers to reduce the costs and complexity of their networks while simultaneously creating new, and differentiated, revenue streams.
These disruptive trends are creating increasing momentum for our strategic product lines, Software-Systems and DCEngine, while at the same time creating headwinds for our remaining legacy embedded product lines. As we navigate the timing of this transition and large customer order patterns, our near-term financial results will vary as we remain committed to investing sufficiently in our strategic product lines in order to capture on this market momentum.  Specifically, in 2017 our top financial objectives include delivering 20% growth in our strategic product line revenues which includes DCEngine, FlowEngine, MediaEngine and CellEngine while successfully navigating the expected decline in our legacy embedded product lines while still delivering positive free cash flow.  Further, in order to achieve our near-term strategic product line financial objectives, our primary non-financial objectives in 2017 are securing new proof-of-concepts or trials across our strategic product portfolio and expanding our Tier 1 service provider customer base.
Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Product	82.9%	84.1%	86.3%
Service	17.1%	15.9%	13.7%
Total revenues	100.0%	100.0%	100.0%
Cost of sales:
Product	60.2	58.0	60.0
Service	9.8	9.5	8.8
Amortization of purchased technology	3.6	4.2	4.3
Total cost of sales	73.6	71.7	73.1
Gross margin	26.4	28.3	26.9
Research and development	11.3	13.8	16.6
Selling, general and administrative	15.9	16.7	18.6
Intangible assets amortization	2.4	2.7	2.6
Restructuring and other charges, net	1.3	2.7	2.2
Loss from operations	(4.5)	(7.6)	(13.1)
Interest expense	(0.2)	(0.3)	(0.6)
Interest income	0.1	0.1	—
Other income, net	0.9	0.8	0.7
Loss before income tax expense	(3.7)	(7.0)	(13.0)
Income tax expense	1.1	1.0	1.3
Net loss	(4.8)%	(8.0)%	(14.3)%

Revenues

The following table sets forth operating segment revenues (in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Software-Systems	$56,783	$55,006	$40,281	3.2%	36.6%
Hardware Solutions	155,609	129,587	152,461	20.1	(15.0)
Total Revenues	$212,392	$184,593	$192,742	15.1%	(4.2)%

Software-Systems. Revenues in the Software-Systems segment increased $1.8 million to $56.8 million in 2016 from $55.0 million in 2015. Revenue growth was the result of $2.7 million higher FlowEngine shipments to a tier-one U.S service provider in support of their commercial deployment, offset by a decrease in sales to a large Asian customer deploying our MediaEngine products in support of their greenfield LTE network rollout.

Revenues in the Software-Systems segment increased $14.7 million to $55.0 million in 2015 from $40.3 million in 2014. Revenue growth of $8.0 million was attributable to sales to a large Asian service provider currently deploying aforementioned MediaEngine products, and revenue from our FlowEngine product line increased $4.7 million in 2015 as we formally launched this product line and began shipping units in support of the initial commercial deployment by a tier-one U.S. service provider. Additionally, our CellEngine product line increased $1.3 million as the result of closing new strategic licensing deals with large Tier 1 customers.

Hardware Solutions. Revenues in the Hardware Solutions segment increased $26.0 million to $155.6 million in 2016 from $129.6 million in 2015. This is the result of growth attributable to $66.9 million in DCEngine sales to a tier-one U.S. service provider in support of their initial data center build outs to deploy value-added services. These increases were offset by the expected declines of $40.9 million in non-core legacy hardware products, which is a direct result of the strategic changes implemented early in 2015.

Revenues in the Hardware Solutions segment decreased $22.9 million to $129.6 million in 2015 from $152.5 million in 2014. The decrease was driven by the 2015 strategic change to focus our investment on next-generation open-standards systems and away from our traditional, proprietary standards based designs.

Revenue by Geography

The following tables outline overall revenue dollars (in thousands) and the percentage of revenues, by geographic region:

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
North America	$129,781	$82,564	$76,709	57.2%	7.6%
EMEA	45,090	31,374	42,881	43.7	(26.8)
APAC	37,521	70,655	73,152	(46.9)	(3.4)
Total	$212,392	$184,593	$192,742	15.1%	(4.2)%

	For the Years Ended December 31,
	2016	2015	2014
North America	61.1%	44.7%	39.8%
EMEA	21.2	17.0	22.2
APAC	17.7	38.3	38.0
Total	100.0%	100.0%	100.0%

North America. North American revenues increased by $47.2 million to $129.8 million in 2016 from $82.6 million in 2015. This was attributable to increased sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products in support of various commercial deployments as this service provider migrates to next-generation infrastructure.

North American revenues increased by $5.9 million to $82.6 million in 2015 from $76.7 million in 2014. This increase was driven by $4.2 million in sales of FlowEngine products to a tier-one U.S. service provider and a $2.6 million last-time buy of legacy ATCA products to a single North American customer. These increases were partially offset by decreases in COM Express and Rackmount Server product sales to a North American customer due to last time buys in 2014 resulting from management's decisions to discontinue certain products.

EMEA. Revenues from the EMEA region increased $13.7 million to $45.1 million in 2016 from $31.4 million in 2015. The increase was attributable to new design wins with a top five customer deploying our products in medical imaging and related markets.

Revenues from the EMEA region decreased $11.5 million to $31.4 million in 2015 from $42.9 million in 2014. The decrease was attributable to the reduction in revenue from a top five customer who made last-time buys of discontinued COM Express and Rackmount Server products in 2014.

Asia Pacific. Revenues from the Asia Pacific region decreased $33.1 million to $37.5 million in 2016 from $70.7 million in 2015. This meaningful decrease is largely tied to declines in sales to legacy Hardware Solutions customers that were impacted by the Company's 2015 shift to focus on key strategic customers who enable us to generate steady levels of profitability and cash flow.

Revenues from the Asia Pacific region decreased $2.5 million to $70.7 million in 2015 from $73.2 million in 2014. We experienced an increase of $8.0 million in sales to a large Asian service provider who was deploying our MediaEngine products in support of their greenfield LTE network rollout. This increase was more than offset by decreases in EPHS sales to our largest customer.

We currently expect continued fluctuations in the revenue contribution from each geographic region dependent upon the timing of customer deployments. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins (in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Gross margin
Software-Systems	34,488	$31,997	$24,949	7.8%	28.2%
Hardware Solutions	29,660	28,311	35,449	4.8	(20.1)
Corporate and other	(8,060)	(8,156)	(8,596)	(1.2)	(5.1)
Total gross margin	$56,088	$52,152	$51,802	7.5%	0.7%

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Gross margin
Software-Systems	60.7%	58.2%	61.9%	2.5%	(3.7)%
Hardware Solutions	19.1	21.8	23.3	(2.7)	(1.5)
Corporate and other	(3.8)	(4.4)	(4.5)	0.6	0.1
Total gross margin	26.4%	28.3%	26.9%	(1.9)%	1.4%

Software-Systems. Gross margin as a percentage of revenues increased 250 basis points to 60.7% in 2016 from 58.2% in 2015. This was the result of more favorable product mix of software-rich product sales including a $2.7 million increase in FlowEngine shipments to a tier-one U.S service provider.

Gross margin as a percentage of revenues decreased 370 basis points to 58.2% in 2015 from 61.9% in 2014. The decrease is attributable to a credit from a vendor claim on faulty components that was realized in 2014 and not repeated in 2015.

Hardware Solutions. Gross margin as a percentage of revenues decreased 270 basis points to 19.1% in 2016 from 21.8% in 2015. This decrease is the result of a $66.9 million increase in DCEngine sales to a tier-one U.S. service provider, due to both initial costs of deploying with a Tier 1 service provider as well as proportionally lower overall product margins relative to our legacy embedded products included within this segment. Additionally, net charges from inventory valuation allowance and adverse purchase commitments increased $0.9 million which further contributed to the decline in gross margin.

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

Corporate and other. Gross margin increased $0.1 million to $(8.1) million in 2016 from $(8.2) million in 2015. Items included in Corporate and other include expenses not allocated to our two operating segments. These costs include amortization of intangible assets, stock compensation and restructuring and other expenses. The increase is attributable to a $0.2 million decrease in the amortization of intangible assets, offset by a $0.1 million increase in stock compensation expense.

Gross margin increased $0.4 million to $(8.2) million in 2015 from $(8.6) million in 2014. Items included in Corporate and other include expenses not allocated to our two operating segments. These costs include amortization of intangible assets, stock compensation and restructuring and other expenses. The increase is attributable to a $0.3 million decrease in the amortization of intangible assets and a $0.1 million decrease in stock compensation expense.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Research and development	$24,068	$25,529	$31,958	(5.7)%	(20.1)%
Selling, general and administrative	33,722	30,628	35,862	10.1	(14.6)
Intangible assets amortization	5,040	5,040	5,077	—	(0.7)
Restructuring and other charges, net	2,917	5,020	4,205	(41.9)	19.4
Total	$65,747	$66,217	$77,102	(0.7)%	(14.1)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $1.5 million to $24.1 million in 2016 from $25.5 million in 2015. The expense reductions are the result of our restructuring efforts within our Hardware Solutions segment personnel reductions in Asia and North America and the concentration of R&D headcount to lower cost geographies and was largely completed by the end of the second quarter 2015. R&D headcount increased to 317 at December 31, 2016 from 310 at December 31, 2015.

R&D expenses decreased $6.4 million to $25.5 million in 2015 from $32.0 million in 2014. The expense reductions are due to our restructuring efforts within our Hardware Solutions segment which included the closure of our Penang development site in the second half of 2014 and further personnel reductions in the first half of 2015 primarily in Asia and North America. This resulted in reductions to salary and temporary help expense by $5.7 million and reduced facilities related expenses of $0.7 million in 2015. R&D headcount decreased to 310 at December 31, 2015 from 418 at December 31, 2014.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses increased $3.1 million to $33.7 million in 2016 from $30.6 million in 2015 primarily due to increases in salary, commissions and hiring related expenses of $2.3 million and an increase in marketing related expenses of $0.6 million, as the result of additions to sales and marketing headcount as well as increased product sales. SG&A headcount increased to 139 at December 31, 2016 from 112 at December 31, 2015.

SG&A expenses decreased $5.2 million to $30.6 million in 2015 from $35.9 million in 2014. Restructuring efforts in 2014 and the first half of 2015 within our Hardware Solutions segment drove headcount reductions and contributed to a decrease in employee salary related expenses of $3.4 million and facility related costs of $0.4 million. Further, depreciation expense decreased $0.8 million from the comparable period in 2014 as a result of more disciplined capital spending in 2014 and 2015. SG&A headcount decreased to 112 at December 31, 2015 from 157 at December 31, 2014.

Intangible Assets Amortization

Intangible assets amortization of $5.0 million in 2016 was comparable to 2015 due to routine amortization of acquired intangible assets. Intangible assets amortization decreased $0.1 million to $5.0 million in 2015 from $5.1 million for 2014. The amortization charges for each year were associated with the amortization of previously acquired intangible assets.

We perform impairment reviews of the purchased intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There have been no impairments of intangible assets recorded to date.

Restructuring and Other Charges, Net

Restructuring and other charges, net includes expenses associated with restructuring activities and other gains and losses which are not indicative of our ongoing business operations. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

Restructuring and other charges, net decreased $2.1 million to $2.9 million in 2016 from $5.0 million in 2015.

During the year ended December 31, 2016, restructuring and other charges include the following:

•
$2.8 million net expense relating to the severance for 74 employees primarily in connection with a reduction to our hardware engineering presence in Shenzhen, China as well as reductions in North America due to the transition of our supply chain operations to third party integration partners; and

•	$0.1 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions;

Restructuring and other charges, net increased $0.8 million to $5.0 million in 2015 from $4.2 million in 2014. During the year ended December 31, 2015, restructuring and other charges included the following:

•
$3.9 million relating to the severance of 138 employees primarily within Asia and North America. These actions were in connection with the restructuring of our Hardware Solutions segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

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

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Cost of sales	$354	$294	$386	20.4%	(23.8)%
Research and development	845	867	818	(2.5)	6.0
Selling, general and administrative	2,598	2,791	2,893	(6.9)	(3.5)
Total	$3,797	$3,952	$4,097	(3.9)%	(3.5)%

Stock-based compensation expense decreased $0.2 million in 2016 to $3.8 million in 2016 compared to $4.0 million in 2015, primarily as a result of 2014 and 2015 performance based awards earned in the second and fourth quarter of 2016, offset by new performance based awards and stock options granted in 2016.
Stock-based compensation expense decreased $0.1 million in 2015 to $4.0 million in 2015 compared to $4.1 million in 2014. The nominal change was the result of a change in the mix of stock options and performance based awards. Performance based award expense is driven by achievement percentages, valuation techniques, expense valuation and amortization periods are underlying factors in the period over period change.
Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Income (loss) from operations
Software-Systems	$(18)	$(1,900)	$(6,169)	(99.1)%	(69.2)%
Hardware Solutions	9,820	9,709	2,457	1.1	295.2
Corporate and other	(19,461)	(21,874)	(21,588)	(11.0)	1.3
Total income (loss) from operations	$(9,659)	$(14,065)	$(25,300)	(31.3)%	(44.4)%

Software-Systems. Loss from operations improved by $1.9 million in 2016 and was the result of the previously described increase in gross margin.

Loss from operations improved by $4.3 million in 2015 as the result of year-on-year revenue growth and offset by increased operating expenses of $2.1 million largely the result of additional investment in our FlowEngine product line.

Hardware Solutions. Income from operations increased by $0.1 million in 2016. The steady year over year income from operations was the result of $29.7 million and $28.3 million of previously described gross margin provided by this segment in 2016 and 2015. The $1.3 million increase to gross margin in 2016 was offset by increased sales and marketing expenses tied specifically to accelerating our DCEngine strategy.

Income from operations improved by $7.3 million in 2015. The increase in income from operations was primarily the result of rationalizing our spending within this segment to drive more meaningful levels of profitability that will fund our investments in Software-Systems product lines.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations improved by $2.4 million to $19.5 million in 2016 from $21.9 million in 2015. The improvement was primarily due to a $2.1 million decrease in restructuring and other expenses.

Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations increased $0.3 million to $21.9 million in 2015 from $21.6 million in 2014. The increase was primarily due to a $0.8 million increase in restructuring and other expenses offset by reductions in amortization expense.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Interest expense	$(482)	$(515)	$(1,242)	(6.4)%	(58.5)%
Interest income	189	96	64	96.9	50.0
Other income, net	2,135	1,548	1,389	37.9	11.4
Total	$1,842	$1,129	$211	63.2%	435.1%

Interest Expense

In 2016, interest expense includes interest incurred on our revolving line of credit. Our revolving line of credit had a balance ranging from $6.0 million to $25.0 million throughout the year. The decrease in interest expense for the year ended December 31, 2016 from 2015 is the result of the repayment of the 2015 Convertible Notes on February 17, 2015.

The decrease in interest expense of $0.7 million to $0.5 million in 2015 from $1.2 million in 2014 was also the result of the repayment of the 2015 Convertible Notes on February 17, 2015.

Other Income (Expense), Net

Other income, net increased $0.6 million to $2.1 million in 2016 from $1.5 million in 2015. We recognized a $0.4 million gain on the realization of cumulative translation adjustments in the second quarter of 2016 associated with liquidation of three foreign entities as the result of previously announced restructuring actions. Additionally, changes are primarily due to cash flow hedge exchange rates between the Indian Rupee and the US Dollar and other currency movements, primarily the Chinese Yuan and Indian Rupee, against the US Dollar.

Other income, net increased $0.1 million to $1.5 million in 2015 from $1.4 million in 2014 primarily due to favorable cash flow hedge exchange rates between the Indian Rupee and the US Dollar and favorable currency movements due to strengthening of the US Dollar.

Income Tax Provision

We recorded income tax expense of $2.4 million, $1.7 million, and $2.5 million for the years ended December 31, 2016, 2015, and 2014. Our current effective tax rate differs from the statutory rate in all periods due to a full valuation allowance provided against our U.S. net deferred tax assets and a partial valuation allowance against certain of our foreign deferred tax assets.

At December 31, 2016 and 2015, we had net deferred tax assets of $1.1 million and $1.2 million. We had valuation allowances of $88.6 million and $86.8 million as of December 31, 2016 and 2015, which represents a full valuation allowance against our U.S. deferred tax assets and a partial valuation allowance against certain of our foreign deferred tax assets. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance, resulting in a charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. or foreign net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2016 will be realized.

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

We are currently under tax examination in India. The periods covered under examination are the Company's financial years 2005, 2006, 2008 and 2011. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2016. The Company is also currently under examination in Canada. The periods covered by the examination include the Company's fiscal years 2013 and 2014. No adjustments have been proposed.

Liquidity and Capital Resources

The following table summarizes selected financial information (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cash and cash equivalents	$33,087	$20,764	$31,242
Working capital	32,974	28,562	23,018
Accounts receivable, net	38,378	60,942	43,845
Inventories, net	20,021	16,812	18,475
Accounts payable	20,805	43,451	33,679
Line of credit	25,000	15,000	10,000
2015 convertible senior notes	—	—	18,000

Cash Flows

Cash and cash equivalents increased by $12.3 million to $33.1 million at December 31, 2016 from $20.8 million at December 31, 2015. As of December 31, 2016, the amount of cash held by our foreign subsidiaries was $7.4 million and the remaining $25.7 million was held in the U.S. We do not permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Activities impacting cash and cash equivalents are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities
Net loss	$(10,251)	$(14,678)	$(27,581)
Non-cash adjustments	24,574	23,766	30,101
Changes in working capital	(4,514)	(4,031)	(9,317)
Cash provided by (used in) operating activities	9,809	5,057	(6,797)
Cash used in investing activities	(4,931)	(2,224)	(2,196)
Cash provided by (used in) financing activities	7,474	(12,811)	15,304
Effect of exchange rate changes	(29)	(500)	(551)
Net increase (decrease) in cash and cash equivalents	$12,323	$(10,478)	$5,760

Operating Activities

Cash provided by operating activities in 2016 was $9.8 million and consisted of a net loss of $10.3 million, adjustments for non-cash items of $24.6 million, which primarily consisted of intangible amortization, fixed asset depreciation, stock-based compensation expense and inventory valuation allowances, and an increase in working capital items of $4.5 million. For the year ended December 31, 2016, principal drivers to changes in our working capital consisted of the following:

•
Accounts receivables and other receivables decreased $22.6 million due to DCEngine related collections from a tier-one U.S. service provider during the year and collection of related inventory sales to our integration partners in fulfilling these orders;

•	Accounts payable decreased $22.8 million due to the payment of inventory purchases made in the fourth quarter of 2015 in order to fulfill DCEngine orders shipped during 2016;

•	Deferred revenue decreased $15.0 million due to the recognition of DCEngine shipments that were deferred at December 31, 2015 and subsequently recognized in 2016;

•	Inventories and deferred cost of sales decreased $4.9 million tied to the significant DCEngine orders deferred at December 31, 2015 and recognized in 2016; and

•	Other receivables decreased $7.1 million as the result of collections from the sale of inventories to our integration partner and contract manufacturer;

Cash provided by operating activities in 2015 was $5.1 million and consisted of a net loss of $14.7 million, adjustments for non-cash items of $23.8 million which primarily consisted of stock compensation, fixed asset depreciation and intangible amortization and an increase in working capital items of $4.0 million. For the year ended December 31, 2015, principal drivers to changes in our working capital consisted of the following:

•	Accounts receivables increased $17.1 million due to DCEngine shipments to a tier-one U.S. service provider prior to year-end;

•
Deferred revenue increased $16.7 million due to the shipments described above prior to year-end where the associated revenue was not yet recognized. Additionally, inventories and deferred cost of sales increased $13.8 million due to the same transaction;

•	Accounts payable increased $9.9 million due to inventory purchases made fulfilling the shipments described above.

•	Other receivables increased $5.0 million as the result of sales of inventory to an integration partner.

Investing Activities

Cash used in investing activities in 2016 of $4.9 million and 2015 of $2.2 million was attributable to capital expenditures. This was the result in increased investment in next generation engineering test equipment as well as customer demo units primarily relating to DCEngine and FlowEngine product lines.

Financing Activities

Cash generated in financing activities in 2016 of $7.5 million is primarily due to a $10.0 million net draw on our Silicon Valley Bank line of credit and proceeds from the issuance of common stock. During 2016, our gross borrowings were $98.0 million and we repaid $88.0 million of the borrowings within the period. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers. The draw on the line of credit was offset by the payment of payroll taxes associated with restricted stock award releases in the third quarter 2016.

Cash used in financing activities in 2015 of $12.8 million was attributable to the repayment of the $18.0 million outstanding balance of the 2015 convertible notes. During 2015, we borrowed an additional $5.0 million on our Silicon Valley Bank line of credit to meet intra-period cash requirements.

Line of Credit

Silicon Valley Bank

On September 19, 2016, we entered into a Credit Agreement (as amended, the “Credit Agreement”) with Silicon Valley Bank (“SVB”), as administrative agent, and the other lenders party thereto. The Credit Agreement replaces our Third Amended and Restated Loan and Security Agreement with SVB, dated March 14, 2014 (as amended, the “2014 Agreement”). On January 5, 2017, we entered into the First Amendment to the Credit Agreement. The following takes into account the terms per the agreement as amended on January 5, 2017.

The Credit Agreement provides for a revolving loan commitment of $55.0 million and has a stated maturity date of September 19, 2019. The Credit Agreement includes a $10.0 million sub-limit for swingline loans and a $10.0 million sub-limit for letters of credit. The Credit Agreement also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitments by up to an additional $25.0 million, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.

Borrowings under the Credit Agreement are subject to a borrowing base, which is a formula based upon certain eligible accounts receivable plus up to $7.5 million if our Liquidity (as defined in the Credit Agreement) is above $20.0 million in the first and second month of any fiscal quarter and $25.0 million for the last month of a fiscal quarter, measured as of the last day of the applicable month. Eligible accounts receivable include 85% of certain U.S. and 75% of certain foreign accounts receivable (85% in certain cases). The Credit Agreement also provides for non-formula advances during the last business day of any fiscal quarter, provided that Liquidity on the date of a requested non-formula advance must be greater than or equal to $40.0 million, the non-formula advance must be repaid on or before the first business day after the applicable fiscal quarter end, and subject to the satisfaction of certain other conditions.

Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate based upon our Availability (as defined in the Credit Agreement), which means the quotient of the amount available for borrowings under the Credit Agreement divided by the lesser of the total commitment and the borrowing base, calculated as a daily average over the immediately preceding fiscal month. The Credit Agreement provides that the per annum interest rate on or before March 31, 2017 and at any time thereafter when the Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as measured on a trailing twelve-month basis for the immediately preceding fiscal quarter period is less than the Consolidated Adjusted EBITDA threshold as specified in the Credit Agreement will be as follows:

•	When Availability is 70% or more, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.50%;

•	When Availability is 30% or more and less than 70%, the interest rate is the prime rate plus 0.75%; and

•	When Availability is below 30%, the interest rate is the prime rate plus 1.00%.

After March 31, 2017, if Consolidated Adjusted EBITDA as measured on a trailing twelve-month basis for the immediately preceding fiscal quarter period is equal to or greater than the Consolidated Adjusted EBITDA threshold as specified in the Credit Agreement, the rate per annum will be as follows:

•	When Availability is 70% or more, the interest rate is the prime rate plus 0.25%;

•	When Availability is 30% or more and less than 70%, the interest rate is the prime rate plus 0.50%; and

•	When Availability is below 30%, the interest rate is the prime rate plus 0.75%.

Under the Credit Agreement, we are required to make interest payments monthly. We are further required to pay $25,000 in annual administrative fees, $82,500 in annual commitment fees and a commitment fee based on the average unused portion of the revolving credit commitment, and certain other fees in connection with letters of credit. The commitment fee is determined as follows and is payable quarterly in arrears:

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

We paid a total of $0.3 million loan origination fees that were capitalized and are being expensed over the term of the Credit Agreement. If we reduce or terminate the revolving loan commitment under the Credit Agreement prior to September 19, 2017, we are required to pay a cancellation fee equal to 0.75% of the total revolving loan commitment.

The Credit Agreement requires that we comply with financial covenants requiring us to maintain a minimum monthly Liquidity of $15.0 million as of the last day of the first and second month of any fiscal quarter and $20.0 million as of the last day of the third month of any fiscal quarter. Additionally, the Credit Agreement requires us to maintain a minimum trailing twelve months Consolidated Adjusted EBITDA each quarter of fiscal year 2017. The Credit Agreement also provides that following fiscal year 2017, SVB, as administrative agent, and the required lenders under the Credit Agreement will re-set the required minimum Consolidated Adjusted EBITDA levels for the periods tested in fiscal years 2018 and 2019.

All obligations under the 2016 Agreement are unconditionally guaranteed by our wholly owned subsidiary, Radisys International LLC. The obligations under the Credit Agreement are secured by a first priority lien on our assets and the subsidiary guarantor. If we acquire or form a material U.S. subsidiary, then that subsidiary will also be required to guarantee the obligations under the Credit Agreement and grant a first priority lien on its assets.

As of December 31, 2016 and 2015, we had outstanding balances of $25.0 million and $15.0 million issued on its behalf under the Credit Agreement. At December 31, 2016, we had $7.5 million of total borrowing availability remaining under the Credit Agreement. Under the First Amendment, we may borrow up to $55.0 million at fiscal quarter ends. We were in compliance with all covenants under the Credit Agreement.

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

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income (loss) until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Hedge ineffectiveness may result when the amount of our hedge contracts exceed our forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily Cost of Sales, R&D and SG&A. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, we would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2016 and the effect of such on our liquidity and cash flows in future periods (in thousands):

	Total	2017	2018-2019	2020-2021	2022 & Thereafter
Operating leases	$6,679	$2,458	$3,071	$1,150	$—
Purchase obligations (A)	268	268	—	—	—
Line of credit (B)	25,000	—	25,000		—
Total	$31,947	$2,726	$28,071	$1,150	$—

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

(B)	The secured revolving line of credit agreement has a stated maturity date of September 19, 2019.

In addition to the above, we have approximately $3.5 million in liabilities associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Shelf Registration Statement

On August 3, 2016, we filed an unallocated shelf registration statement on Form S-3 for the offering from time to time of up to $100.0 million in securities consisting of common stock, preferred stock, depositary shares, warrants, debt securities or units consisting of one or more of these securities. The SEC declared the shelf registration statement effective on August 12, 2016, and it will expire in August 2019. Except as may be stated in a prospectus supplement for any particular offering, we intend to use the net proceeds from the sale of any securities for general corporate purposes, which may include acquiring companies in our industry and related businesses, repaying existing debt, providing additional working capital and procuring capital assets.

Liquidity Outlook

At December 31, 2016, our cash and cash equivalents amounted to $33.1 million. We believe our current cash and cash equivalents, cash expected to be generated from operations, available borrowings under our Silicon Valley Bank line of credit and availability under our $100.0 million unallocated shelf registration statement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, to accelerate our growth objectives, we may, among other available options, raise additional capital in the public or private markets or pursue alternative financing arrangements.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Typically, title transfer for product sales occurs upon delivery of products to our customer's freight forwarders but in certain instances is upon delivery to customer. The software elements included in certain components of Hardware Solutions systems, FlowEngine and MediaEngine products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, professional services, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements including multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.

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

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under our standard terms and conditions of sale, we typically transfer title and risk of loss to the customer at the time product is shipped to the customer and in certain instances upon delivery to the customer, and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns resulting from rotation rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 4.6%, 15.1% and 16.3% for the years ended December 31, 2016, 2015 and 2014. We accrue the estimated cost of product warranties based on historical failure rates and the cost of fixing or replacing defective units at the time we recognize revenue.

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

Technical support services

Technical support services revenue is recognized as earned on the straight-line basis over the term of the contract in accordance with applicable U.S. GAAP for revenue recognition. The fair value of our post-contract support has been determined by renewal rates within our support agreements, the actual amounts charged to customers for renewal of their support services or based on an estimated selling price.

Professional and other services

Professional services revenue is recognized upon completion of certain contractual milestones, customer acceptance, and percentage of completion of the services rendered. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered or as services are performed under the percentage-of-completion method based on labor hours when we are reasonably able to estimate the total effort required to complete the contract.

Deferred revenue and deferred cost of sales

Revenue and associated amounts received or billed is deferred for the following types of transactions:

•
Undelivered elements of an arrangement - Certain arrangements include specified software upgrades and enhancements to an existing product. Revenue for such arrangements is deferred until the future obligation is fulfilled. Additionally, certain hardware shipments that have been delivered are deferred when customer acceptance is uncertain and is recognized upon customer acceptance.

•
Technical support services - We have a number of technical support agreements with our customers for hardware and software maintenance. Generally, these services are billed in advance and recognized over the term of the agreement.

Cost of sales associated with deferred revenue is also deferred. These deferred costs are recognized when the associated revenue is recognized.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2016, 32.6% of our accounts receivable was due from Reliance Jio Infocomm. If one of our large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2016 and 2015, there were no significant account balances reserved.

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

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2016 and December 31, 2015 amounted to $24.3 million and $36.5 million.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives with remaining lives of one to five years as of December 31, 2016. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by us. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to fifteen years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

Conditions that would trigger a long-lived asset impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If we determine that a long-lived asset impairment assessment is required, we must determine the fair value of the asset. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets. We determined triggering events occurred during the third quarters of 2014 due to lower than expected sales within our Software-Systems segment which required analysis of the recoverability of our long-lived assets. After finalizing this analysis, we concluded our long-lived assets were not impaired.

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

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include repairs or replacement of a product at no additional charge for a specified period of time, which is generally 12 to 24 months after shipment. The workmanship of our products produced by our contract manufacturer is covered under warranties provided by the contract manufacturer for 12 to 24 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per repair and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in short-term and long-term other accrued liabilities in the accompanying Consolidated Balance Sheets.

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets if it is “more likely than not” that all or a portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Our net deferred tax assets amounted to $1.1 million as of December 31, 2016. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

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

The grant-date fair value of the PRSUs awarded in 2015 was calculated using a Monte Carlo simulation consistent with the fair value principles of Topic 718 since these awards vest based upon market conditions. Expense is recognized over a derived service period determined by the Monte Carlo simulation. If the conditions of PRSUs are met before the derived service period ends, all remaining expense will be recognized in the period the conditions are met.

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

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, however early adoption is allowed. We will adopt this ASU in the first quarter of 2017. We had a tax charge of approximately $2.0 million related to intra-entity transactions other than inventory which could not be previously recognized. Upon adoption the unrecognized tax charge will be reflected as an adjustment to retained earnings.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. We will adopt this ASU in the first quarter of 2017. Upon adoption, the Company will no longer use a forfeiture rate in the calculation of stock based compensation expense. The impact of this election was determined to not result in a significant charge to retained earnings from applying an estimated forfeiture rate in previous periods. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. We have excess tax benefits for which a benefit could not be previously recognized of approximately $4.5 million. Due to the full valuation allowance on the U.S. deferred tax assets, we do not expect any impact to the financial statements beyond disclosure as a result of this adoption.

In February 2016 the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases," which requires us as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. ASU 2016-02 is effective for us beginning January 1, 2019 with early adoption permitted. While we are currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, we expect the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 13.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities.
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We do not plan to early adopt, and accordingly, we will adopt the new standard effective January 1, 2018.
We currently plan to adopt using the modified retrospective approach. However, a decision regarding the adoption method has not been finalized at this time. The final determination will depend on a number of factors, such as the significance of the impact of the new standard on financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
Our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements is ongoing. While we continue to assess all potential impacts under the new standard, we do not believe there will be significant changes to the timing of recognition of hardware sales, software license sales or service contracts.

As part of our preliminary evaluation, we also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers. This guidance, requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained, provided we expect to recover the costs. We preliminarily believe that there will not be significant changes to the timing of the recognition of sales commissions since our commission plan is earned based on the recognition of revenue; however, there is a potential that the amortization period for commission costs may be longer than the contract term in some cases, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts as well.
While we continue to assess the potential impacts of the new standard, including the areas described above, the Company cannot reasonably estimate quantitative information related to the impact of the new standard it its financial statements at this time.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rates, and as of December 31, 2016 the total notional or contractual value of the contracts we held was $16.2 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.6 million reversing our Indian Rupee hedge asset as of December 31, 2016, to a hedge liability of $0.7 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.6 million, increasing our Indian Rupee hedge asset as of December 31, 2016 to $2.5 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$55,146	$61,288	$55,397	$40,561	$48,687	$47,049	$44,780	$44,077
Gross margin	12,784	15,445	14,246	13,613	12,626	12,601	13,007	13,918
Loss from operations	(2,450)	(932)	(2,083)	(4,194)	(6,993)	(3,533)	(2,016)	(1,523)
Net loss	(2,965)	(591)	(2,638)	(4,057)	(7,053)	(4,119)	(2,066)	(1,440)
Loss per share:
Basic	$(0.08)	$(0.02)	$(0.07)	$(0.11)	$(0.19)	$(0.11)	$(0.06)	$(0.04)
Diluted	$(0.08)	$(0.02)	$(0.07)	$(0.11)	$(0.19)	$(0.11)	$(0.06)	$(0.04)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we conclude that, as of December 31, 2016 the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in their report which appears on page 48 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Radisys Corporation:
We have audited the accompanying consolidated balance sheets of Radisys Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Radisys Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Radisys Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radisys Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Radisys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Portland, Oregon
March 1, 2017

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Product	$176,141	$155,285	$166,255
Service	36,251	29,308	26,487
Total revenue	212,392	184,593	192,742
Cost of sales:
Product	127,771	107,031	115,699
Service	20,826	17,548	17,031
Amortization of purchased technology	7,707	7,862	8,210
Total cost of sales	156,304	132,441	140,940
Gross margin	56,088	52,152	51,802
Research and development	24,068	25,529	31,958
Selling, general and administrative	33,722	30,628	35,862
Intangible assets amortization	5,040	5,040	5,077
Restructuring and other charges, net	2,917	5,020	4,205
Loss from operations	(9,659)	(14,065)	(25,300)
Interest expense	(482)	(515)	(1,242)
Interest income	189	96	64
Other income	2,135	1,548	1,389
Loss before income tax expense	(7,817)	(12,936)	(25,089)
Income tax expense	2,434	1,742	2,492
Net loss	$(10,251)	$(14,678)	$(27,581)
Net loss per share:
Basic	$(0.27)	$(0.40)	$(0.79)
Diluted	$(0.27)	$(0.40)	$(0.79)
Weighted average shares outstanding:
Basic	37,668	36,789	34,699
Diluted	37,668	36,789	34,699

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net loss	$(10,251)	$(14,678)	$(27,581)
Other comprehensive loss:
Translation adjustments	(952)	(1,255)	(556)
Adjustment for fair value of hedge derivatives, net of tax	292	(67)	123
Other comprehensive loss	(660)	(1,322)	(433)
Comprehensive loss	$(10,911)	$(16,000)	$(28,014)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$33,087	$20,764
Accounts receivable, net	38,378	60,942
Other receivables	4,161	11,304
Deferred cost of sales	—	14,113
Inventories, net	20,021	16,812
Other current assets	2,990	2,794
Total current assets	98,637	126,729
Property and equipment, net	6,713	6,134
Intangible assets, net	17,575	30,322
Long-term deferred tax assets, net	1,117	1,173
Other assets	4,143	2,711
Total assets	$128,185	$167,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,805	$43,451
Accrued wages and bonuses	6,572	7,250
Deferred revenue	5,715	23,062
Line of credit	25,000	15,000
Other accrued liabilities	7,571	9,404
Total current liabilities	65,663	98,167
Long-term liabilities:
Other long-term liabilities	5,966	2,985
Total long-term liabilities	5,966	2,985
Total liabilities	71,629	101,152
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock — $0.01 par value, 5,664 shares authorized; none issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock — no par value, 100,000 shares authorized; 38,521 and 36,959 shares issued and outstanding at December 31, 2016 and December 31, 2015	339,715	338,165
Accumulated deficit	(281,600)	(271,349)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(1,032)	(80)
Unrealized loss on hedge instruments	(527)	(819)
Total accumulated other comprehensive loss	(1,559)	(899)
Total shareholders’ equity	56,556	65,917
Total liabilities and shareholders’ equity	$128,185	$167,069

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balances, December 31, 2013	29,198	$309,370	$(229,090)	$856	$81,136
Shares issued pursuant to benefit plans	281	635	—	—	635
Stock based compensation associated with employee benefit plans	—	4,097	—	—	4,097
Vesting of restricted stock units	709	—	—	—	—
Restricted share forfeitures for tax settlements	(211)	(629)	—	—	(629)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	123	123
Translation adjustments	—	—	—	(556)	(556)
Issuance of common stock	6,555	20,551	—	—	20,551
Net loss for the period	—	—	(27,581)	—	(27,581)
Balances, December 31, 2014	36,532	$334,024	$(256,671)	$423	$77,776
Shares issued pursuant to benefit plans	205	331	—	—	331
Stock based compensation associated with employee benefit plans	—	3,952	—	—	3,952
Vesting of restricted stock units	279	—	—	—	—
Restricted share forfeitures for tax settlements	(57)	(142)	—	—	(142)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	(67)	(67)
Translation adjustments	—	—	—	(1,255)	(1,255)
Net loss for the period	—	—	(14,678)	—	(14,678)
Balances, December 31, 2015	36,959	$338,165	$(271,349)	$(899)	$65,917
Shares issued pursuant to benefit plans	393	1,040	—	—	1,040
Stock based compensation associated with employee benefit plans	—	3,797	—	—	3,797
Vesting of restricted stock units	1,799	—	—	—	—
Restricted share forfeitures for tax settlements	(630)	(3,287)	—	—	(3,287)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	292	292
Translation adjustments	—	—	—	(952)	(952)
Net loss for the period	—	—	(10,251)	—	(10,251)
Balances, December 31, 2016	38,521	$339,715	$(281,600)	$(1,559)	$56,556

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(10,251)	$(14,678)	$(27,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,256	18,478	20,240
Inventory valuation allowance and adverse purchase commitment charges	4,212	3,278	2,862
Deferred income taxes	124	106	3,106
Stock-based compensation expense	3,797	3,952	4,097
Other	(815)	(217)	119
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,609	(17,121)	(2,262)
Other receivables	7,110	(5,040)	(3,689)
Inventories and deferred cost of sales	4,890	(13,801)	4,313
Accounts payable	(22,805)	9,853	(1,534)
Accrued wages and bonuses	(789)	2,043	(538)
Accrued restructuring	772	(89)	(2,006)
Deferred revenue	(14,967)	16,682	(1,875)
Other	(1,334)	1,611	(2,049)
Net cash provided by (used in) operating activities	9,809	5,057	(6,797)
Cash flows from investing activities:
Capital expenditures	(4,931)	(2,224)	(2,196)
Net cash used in investing activities	(4,931)	(2,224)	(2,196)
Cash flows from financing activities:
Borrowings on line of credit	98,000	13,500	—
Payments on line of credit	(88,000)	(8,500)	(5,000)
Repayment of convertible subordinated notes	—	(18,000)	—
Proceeds from issuance of common stock	1,040	331	21,186
Net resettlement of restricted shares	(3,287)	(142)	(629)
Other financing activities	(279)	—	(253)
Net cash provided by (used in) financing activities	7,474	(12,811)	15,304
Effect of exchange rate changes on cash	(29)	(500)	(551)
Net increase (decrease) in cash and cash equivalents	12,323	(10,478)	5,760
Cash and cash equivalents, beginning of period	20,764	31,242	25,482
Cash and cash equivalents, end of period	$33,087	$20,764	$31,242
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$483	$835	$1,207
Income taxes	$1,349	$1,289	$1,532

The accompanying notes are an integral part of these financial statements.

Note 1 — Nature of Operations

Radisys Corporation (NASDAQ: RSYS), the services acceleration company, provides hyperscale software defined infrastructure, service aware traffic distribution platforms, real-time media processing engines and wireless access technologies that enable its customers to maximize, virtualize and monetize their networks. The Company's products and services fall within two operating segments: Software-Systems and Hardware Solutions

•	Software-Systems. Software-Systems is comprised of three product families: FlowEngine, MediaEngine and CellEngine.

◦
FlowEngine products target the communication service provider traffic management market and are designed to classify data flows and then distribute these flows to Virtualized Network Functions ("VNF"). FlowEngine offloads the processing for packet classification and distribution, improving virtualized function utilization and making the overall Network Functions Virtualization ("NFV") architecture more efficient. A FlowEngine system consists of FlowEngine software running on a Traffic Distribution Engine ("TDE") platform. FlowEngine integrates a subset of firewalls, edge routing, data center switching, and load balancing functionality, along with standards based SDN protocols, that efficiently process data flows in virtualized communications environments.

◦
MediaEngine products are designed into the IP Multimedia Subsystem ("IMS") core of telecom networks, providing media processing capabilities required for a broad range of applications including Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), Web Real-Time Communication ("WebRTC"), multimedia conferencing, as well as the media interworking including transcoding, transrating and media quality treatment that are required to achieve interoperability between legacy and new generation devices using disparate audio and video communication devices and applications.

◦
CellEngine software, which includes TOTALeNodeB LTE and Femtotality 3G software products, provides a communication linkage between wireless end user devices and mobile core networks through small cell base stations that mobile service providers are deploying to optimize wireless network spectrum utilization and coverage.

◦
Also included in the Software-Solutions segments is the Company's Customer Development Solutions ("CDS") organization that consists of telecommunication professionals who assist customers to develop unique telecommunications products and applications.

•	Hardware Solutions includes the open-standards based DCEngine product family as well as the Company's legacy embedded products portfolio.

◦
DCEngine products provide multi-rack level network funtions virtualization ("NFVi") and container based infrastructure for hosting VNF's and applications under open software-defined wetworking ("SDN") control. DCEngine uses the principles of open compute platform ("OCP") architectures, delivering rack-scale compute, storage and networking resources based on open Commercial off the shelf ("COTS") technology and integrates open source software.

◦
Legacy embedded products includes ATCA, computer-on-module express ("COM Express") and rack mount servers. These products are predominantly hardware-based and include both internal designs as well as third party hardware. These products enable the control and movement of data in both 3G and LTE telecom networks and provide the hardware enablement for network elements applications such as Deep Packet Inspection ("DPI"), policy management and intelligent gateways (security, femto and LTE gateways). Additionally, these products enable image processing capabilities for healthcare markets and enable energy-efficient computing capabilities dedicated for industrial deployments.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Title transfer for substantially all product sales occurs upon delivery of products to our customer's freight forwarders. The software elements included in certain components of Hardware Solutions systems, FlowEngine and MediaEngine products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements including multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.

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

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights according to agreements with the Company's distributors. The amount of revenues derived from distributors as a percentage of revenues was 4.6%, 15.1% and 16.3% for the years ended December 31, 2016, 2015 and 2014. Revenues associated with distributors are generally recognized upon shipment as the Company has established a sell-to model with distributors. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

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

Technical support services

Technical support services revenue is recognized as earned on the straight-line basis over the term of the contract. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements, the actual amounts charged to customers for renewal of their support services are based on an estimated selling price.

Professional and other services

Professional services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered or as services are performed under the percentage-of-completion method based on labor hours when the Company is reasonably able to estimate the total effort required to complete the contract.

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

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2016, 2015 and 2014 shipping and handling costs represented approximately 2% of total cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, web, and print advertising, along with trade show costs and product demos and brochures. For the years ended December 31, 2016, 2015 and 2014 advertising costs were $1.1 million, $0.9 million and $1.1 million.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. The Company determined that no triggering events occurred in 2016 or 2015.

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

Leases

The Company leases all of its facilities, certain office equipment and vehicles under non-cancelable operating leases that expire at various dates through 2021, along with options that permit renewals for additional periods. Rent escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

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

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015.

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

Stock-Based Compensation

The Company measures stock-based compensation at the grant date, based on the fair value of the award, and recognizes expense on a straight-line basis over the employee's requisite service period. For performance-based restricted stock unit awards ("PRSUs"), the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved and vested. The number of shares that ultimately vest depends on the achievement of certain performance criteria over the measurement period. For non-market based performance-based restricted stock, quarterly, we reevaluate the period during which the performance objective will be met and the number of shares expected to vest. The amount of quarterly expense recorded each period is based on our estimate of the number of awards that will ultimately vest.

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

The grant-date fair value of the PRSUs awarded in 2015 was calculated using a Monte Carlo simulation consistent with the fair value principles of Topic 718 since these awards vest based upon market conditions. Expense is recognized over a derived service period determined by the Monte Carlo simulation. If the conditions of PRSUs are met before the derived service period ends, all remaining expense will be recognized in the period the conditions are met.

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

Net loss per share

Basic loss per share amounts are computed based on the weighted average number of common shares outstanding. Diluted net loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options and incremental shares associated with the assumed vesting of restricted stock. The Company's convertible notes were fully repaid in 2015.

Derivatives

The Company hedges exposure to changes in exchange rates from the US Dollar to the Indian Rupee. These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other accrued liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive loss until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in accumulated other comprehensive income (loss) until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily cost of sales, research and development and selling, general and administrative. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

Foreign currency translation

Assets and liabilities of international operations using a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates as of December 31, 2016 and 2015. Income and expense accounts are translated into U.S. dollars at the average daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense), net, in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, however early adoption is allowed. The Company will adopt this ASU in the first quarter of 2017. The Company has a tax charge of approximately $2.0 million related to intra-entity transactions other than inventory which could not be previously recognized. Upon adoption the unrecognized tax charge will be reflected as an adjustment to retained earnings.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting

(''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company will adopt this ASU in the first quarter of 2017. Upon adoption, the Company will no longer use a forfeiture rate in the calculation of stock based compensation expense. The impact of this election was determined to not result in a significant charge to retained earnings from applying an estimated forfeiture rate in previous periods. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $4.5 million. Due to the full valuation allowance on the U.S. deferred tax assets, the Company does not expect any impact to the financial statements beyond disclosure as a result of this adoption.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases," which requires the Company as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where the Company is the lessor remains largely unchanged. ASU 2016-02 is effective for us beginning January 1, 2019 with early adoption permitted. While the Company is currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, the Company expects the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 13.

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
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company does not plan to early adopt, and accordingly, the Company will adopt the new standard effective January 1, 2018.
The Company currently plans to adopt using the modified retrospective approach. However, a decision regarding the adoption method has not been finalized at this time. The final determination will depend on a number of factors, such as the significance of the impact of the new standard on financial results, system readiness and the Company's ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
The Company's evaluation of the impact of the new standard on the Company's accounting policies, processes, and system requirements is ongoing. While the Company continue to assess all potential impacts under the new standard, the Company does not believe there will be significant changes to the timing of recognition of hardware sales, software license sales or service contracts.

As part of the Company's preliminary evaluation, the Company also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers. This guidance, requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that the Company would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. The Company preliminarily believes that there will not be significant changes to the timing of the recognition of sales commissions since the Company's commission plan is earned based on the recognition of revenue; however, there is a potential that the amortization period for commission costs may be longer than the contract term in some cases, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts as well.
While the Company continues to assess the potential impacts of the new standard, including the areas described above, the Company cannot reasonably estimate quantitative information related to the impact of the new standard it its financial statements at this time.

Immaterial Revision to Prior Period Financial Statement

The Company has revised the presentation of revenue and cost of sales to separately present those amounts that are associated with service and related activities from those amounts associated with product sales. This change does not impact the Company’s previously reported total revenues, gross margin, loss from operations or net loss for the periods presented.

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

The following tables summarizes the fair value measurements as of December 31, 2016 and December 31, 2015 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	94	—	94	—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	(277)	—	(277)	—

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accounts receivable, gross	$38,433	$61,045
Less: allowance for doubtful accounts	(55)	(103)
Accounts receivable, net	$38,378	$60,942

Accounts receivable at December 31, 2016 and 2015 consisted of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts, beginning of the year	$103	$124	$348
Charged to costs and expenses	(34)	(17)	(75)
Less: write-offs, net of recoveries	(14)	(4)	(149)
Remaining allowance, end of the year	$55	$103	$124

As of December 31, 2016 and 2015, other receivables were $4.2 million and $11.3 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners, on which the Company does not recognize revenue, and net receivables for value-added taxes.

Note 5 — Inventories and Deferred Cost of Sales

Inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$24,805	$14,546
Work-in-process	12	98
Finished goods	5,005	7,485
	29,822	22,129
Less: inventory valuation allowance	(9,801)	(5,317)
Inventories, net	$20,021	$16,812

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $11.8 million and $11.5 million at December 31, 2016 and 2015.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days which was substantially complete as of December 31, 2016. The Company is also contractually obligated to purchase inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. The Company’s consignment inventory at its contract manufacturing partner was $11.8 million and $8.7 million as of December 30, 2016 and December 31, 2015. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 13 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability for the years ended December 31 (in thousands):

	2016	2015	2014
Inventory, net	$6,120	$1,447	$2,539
Adverse purchase commitments	(1,908)	1,831	323
Net charges	$4,212	$3,278	$2,862

The following is a summary of the change in the Company’s inventory valuation allowance for the years ended December 31 (in thousands):

	2016	2015
Inventory valuation allowance, beginning of the year	$5,317	$2,701
Usage:
Inventory scrapped	(1,636)	(151)
Inventory utilized	(954)	(856)
Subtotal—usage	(2,590)	(1,007)
Write-downs of inventory valuation and transfers from other liabilities (A)	7,074	3,623
Inventory valuation allowance, end of the year	$9,801	$5,317

(A)
Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 9—Other Accrued and Other Long-Term Liabilities and Note 13—Commitments and Contingencies.)

Deferred cost of sales are related to deferred revenue on shipments to customers and was $0.0 million and $14.1 million at December 31, 2016 and 2015.

Note 6 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Manufacturing equipment	$24,982	$22,049
Office equipment and software	23,090	25,087
Leasehold improvements	2,964	4,183
Property and equipment, gross	51,036	51,319
Less: accumulated depreciation and amortization	(44,323)	(45,185)
Property and equipment, net	$6,713	$6,134

Depreciation expense associated with property and equipment for the years ended December 31, 2016, 2015 and 2014 was $4.5 million, $5.6 million and $7.0 million.

Note 7 — Intangible Assets

The following tables summarize the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2016
Purchased technology	$114,754	$(102,967)	$11,787
Patents	6,472	(6,472)	—
Customer lists	37,000	(34,784)	2,216
Trade names	11,536	(7,964)	3,572
Total intangible assets	$169,762	$(152,187)	$17,575
December 31, 2015
Purchased technology	$114,754	$(95,260)	$19,494
Patents	6,472	(6,472)	—
Customer lists	37,000	(30,534)	6,466
Trade names	11,536	(7,174)	4,362
Backlog	2,127	(2,127)	—
Total intangible assets	$171,889	$(141,567)	$30,322

Intangible assets amortization expense was $12.7 million, $12.9 million and $13.3 million for the years ended December 31, 2016, 2015 and 2014. The Company’s purchased intangible assets have remaining useful lives of one to five years as of December 31, 2016. The Company reviews for impairment all of its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The estimated future amortization expense of purchased intangible assets as of December 31, 2016 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2017	$10,713
2018	4,870
2019	790
2020	790
2021	412
Thereafter	—
Total estimated future amortization expense	$17,575

Note 8 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other gains and charges as presented in the Consolidated Statement of Operations (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Employee-related restructuring expenses	$2,771	$3,890	$1,468
Facility reductions	—	392	—
Integration-related and other non-recurring expenses	146	629	1,941
Non-recurring legal expenses	—	109	796
Restructuring and other charges, net	$2,917	$5,020	$4,205

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

During the year ended December 31, 2016, the Company recorded the following restructuring and other charges:

•
$2.8 million net expense relating to the severance for 74 employees primarily in connection with a reduction to the Company's hardware engineering presence in Shenzhen, China as well as reductions in North America due to the transition of the Company's supply chain operations to third party integration partners; and

•	$0.1 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions;

During the year ended December 31, 2015, the Company recorded the following restructuring and other charges:

•
$3.9 million net expense relating to the severance of 130 employees primarily within Asia and North America. These actions were in connection with the restructuring of the Company's Hardware Solutions segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

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

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2015	$82	$582	$664
Additions	2,807	—	2,807
Reversals	(36)	—	(36)
Expenditures	(1,506)	(492)	(1,998)
Balance accrued as of December 31, 2016	$1,347	$90	$1,437

Of the $1.4 million and $0.7 million accrued restructuring balance at December 31, 2016 and 2015, $0.0 million and $0.1 million is included in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2016 and 2015. These amounts represent the long-term portion of accrued lease abandonment charges. The remaining balances are presented in other accrued liabilities on the Consolidated Balance Sheets.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 9 — Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued warranty reserve	$1,466	$2,036
Adverse purchase commitments	268	2,176
Accrued restructuring	1,437	575
Income tax payable, net	152	279
Other	4,248	4,338
Other accrued liabilities	$7,571	$9,404

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Long-term income tax payable	$3,047	$2,224
Long-term deferred revenue	2,380	—
Accrued warranty reserve	355	517
Accrued Restructuring	—	89
Other	184	155
Other long-term liabilities	$5,966	$2,985

Note 10 — Short-Term Borrowings

Silicon Valley Bank

On September 19, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with Silicon Valley Bank (“SVB”), as administrative agent, and the other lenders party thereto. The Credit Agreement replaces the

Company’s Third Amended and Restated Loan and Security Agreement with SVB, dated March 14, 2014 (as amended, the “2014 Agreement”). On January 5, 2017, the Company entered into the First Amendment to the Credit Agreement. The following takes into account the terms per the agreement as amended on January 5, 2017.

The Credit Agreement provides for a revolving loan commitment of $55.0 million and has a stated maturity date of September 19, 2019. The Credit Agreement includes a $10.0 million sub-limit for swingline loans and a $10.0 million sub-limit for letters of credit. The Credit Agreement also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan commitments by up to an additional $25.0 million, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.

Borrowings under the Credit Agreement are subject to a borrowing base, which is a formula based upon certain eligible accounts receivable plus up to $7.5 million if the Company’s Liquidity (as defined in the Credit Agreement) is above $20.0 million in the first and second month of any fiscal quarter and $25.0 million for the last month of a fiscal quarter, measured as of the last day of the applicable month. Eligible accounts receivable include 85% of certain U.S. and 75% of certain foreign accounts receivable (85% in certain cases). The Credit Agreement also provides for non-formula advances during the last business day of any fiscal quarter, provided that Liquidity on the date of a requested non-formula advance must be greater than or equal to $40.0 million, the non-formula advance must be repaid on or before the first business day after the applicable fiscal quarter end, and subject to the satisfaction of certain other conditions.

Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate based upon the Company's Availability (as defined in the Credit Agreement), which means the quotient of the amount available for borrowings under the Credit Agreement divided by the lesser of the total commitment and the borrowing base, calculated as a daily average over the immediately preceding fiscal month. The Credit Agreement provides that the per annum interest rate on or before March 31, 2017 and at any time thereafter when the Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as measured on a trailing twelve-month basis for the immediately preceding fiscal quarter period is less than the Consolidated Adjusted EBITDA threshold as specified in the Credit Agreement will be as follows:

•	When Availability is 70% or more, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.50%;

•	When Availability is 30% or more and less than 70%, the interest rate is the prime rate plus 0.75%; and

•	When Availability is below 30%, the interest rate is the prime rate plus 1.00%.

After March 31, 2017, if Consolidated Adjusted EBITDA as measured on a trailing twelve-month basis for the immediately preceding fiscal quarter period is equal to or greater than the Consolidated Adjusted EBITDA threshold as specified in the Credit Agreement, the rate per annum will be as follows:

•	When Availability is 70% or more, the interest rate is the prime rate plus 0.25%;

•	When Availability is 30% or more and less than 70%, the interest rate is the prime rate plus 0.50%; and

•	When Availability is below 30%, the interest rate is the prime rate plus 0.75%.

Under the Credit Agreement, the Company is required to make interest payments monthly. The Company is further required to pay $25,000 in annual administrative fees, $82,500 in annual commitment fees and a commitment fee based on the average unused portion of the revolving credit commitment, and certain other fees in connection with letters of credit. The commitment fee is determined as follows and is payable quarterly in arrears:

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

The Company paid a total of $0.3 million loan origination fees which were capitalized and will be expensed over the term of the Credit Agreement. If the Company reduces or terminates the revolving loan commitment under the Credit Agreement prior to September 19, 2017, the Company is required to pay a cancellation fee equal to 0.75% of the total revolving loan commitment.

The Credit Agreement requires that the Company comply with financial covenants requiring the Company to maintain a minimum monthly Liquidity of $15.0 million as of the last day of the first and second month of any fiscal quarter and $20.0 million as of the last day of the third month of any fiscal quarter. Additionally, the Credit Agreement requires the Company to maintain a minimum trailing twelve months Consolidated Adjusted EBITDA each quarter of fiscal year 2017. The Credit Agreement also provides that following fiscal year 2017, SVB, as administrative agent, and the required lenders under the Credit Agreement will re-set the required minimum Consolidated Adjusted EBITDA levels for the periods tested in fiscal years 2018 and 2019.

All obligations under the 2016 Agreement are unconditionally guaranteed by the Company's wholly owned subsidiary, Radisys International LLC. The obligations under the Credit Agreement are secured by a first priority lien on the assets of the Company and the subsidiary guarantor. If the Company acquires or forms a material U.S. subsidiary, then that subsidiary will also be required to guarantee the obligations under the Credit Agreement and grant a first priority lien on its assets.

As of December 31, 2016 and 2015, the Company had outstanding balances of $25.0 million and $15.0 million issued on its behalf under the Credit Agreement. At December 31, 2016, the Company had $7.5 million of total borrowing availability remaining under the Credit Agreement. Under the First Amendment, the Company may borrow up to $55.0 million at fiscal quarter ends. The Company was in compliance with all covenants under the Credit Agreement.

Note 11 — Convertible Debt

2015 Convertible Senior Notes

On February 17, 2015, the Company repaid at maturity the entire $18.0 million outstanding balance of the 4.5% convertible senior notes due 2015 (the "2015 convertible senior notes") in accordance with the terms thereof. No convertible senior notes were converted to common stock.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2015 convertible senior notes:

	Years Ended
	December 31,
	2016	2015	2014
Effective interest rate of 2015 convertible senior notes	NA	4.50%	4.50%
Contractually stated interest costs	NA	$101	$810
Amortization of interest costs	NA	$7	$43

Note 12 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of and for the years ended December 31, 2016, 2015, and 2014 the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

Once a hedge contract matures, the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily within Cost of Sales, R&D and SG&A. The Company only enters into derivative contracts in order to hedge foreign currency exposure, which contracts do not exceed two years from inception. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2016 and 2015 the Company had no hedge ineffectiveness.

During the year ended December 31, 2016, the Company entered into 45 new foreign currency forward contracts, with total contractual values of $15.4 million. During the year ended December 31, 2015, the Company entered into 31 new foreign currency forward contracts, with total contractual values of $12.4 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2016 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$16,166	Other assets	$94	$—

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

There were no ineffective hedges for the years ended December 31, 2016, 2015 and 2014. The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Cost of sales	$281	$187	$178
Research and development	436	305	295
Selling, general and administrative	164	135	154
Total derivative instrument expense	$881	$627	$627

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Beginning balance of unrealized loss on forward exchange contracts	$(819)	$(752)	$(875)
Other comprehensive loss before reclassifications	(589)	(694)	(504)
Amounts reclassified from other comprehensive income	881	627	627
Other comprehensive income (loss)	292	(67)	123
Ending balance of unrealized loss on forward exchange contracts	$(527)	$(819)	$(752)

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

Note 13 — Commitments and Contingencies

Operating Leases

Radisys is obligated under non-cancelable operating leases for certain facilities, office equipment, and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2016, were as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2017	2,458
2018	1,767
2019	1,304
2020	898
2021	252
2022+	—
Total future minimum lease commitments	$6,679

Rent expense totaled $2.3 million, $2.7 million, and $3.6 million for the years ended December 31, 2016, 2015, and 2014.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Consolidated Balance Sheets was $0.3 million and $2.2 million as of December 31, 2016 and December 31, 2015.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2016.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2016	2015
Warranty liability balance, beginning of the year	$2,553	$2,600
Product warranty accruals	1,116	2,025
Adjustments for payments made	(1,848)	(2,072)
Warranty liability balance, end of the year	$1,821	$2,553

At December 31, 2016 and 2015, $1.5 million and $2.0 million of the warranty liability balance are included in other accrued liabilities and $0.4 million and $0.5 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note 14 — Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Numerator
Net loss	$(10,251)	$(14,678)	$(27,581)
Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	37,668	36,789	34,699
Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	37,668	36,789	34,699
Effect of convertible notes (A)	—	—	—
Effect of dilutive restricted stock (B)	—	—	—
Effect of dilutive stock options (B)	—	—	—
Weighted average shares used to calculate net loss per share, diluted	37,668	36,789	34,699
Net loss per share:
Basic	$(0.27)	$(0.40)	$(0.79)
Diluted	$(0.27)	$(0.40)	$(0.79)

(A) The following as-if converted shares associated with the Company’s 2015 convertible senior notes were excluded from the calculation as their effect would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
2015 convertible senior notes	—	—	2,110

(B) The following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Stock options	3,897	2,966	2,841
Restricted stock units	100	151	128
Performance based restricted stock units (C)	837	1,625	240
Total equity award shares excluded	4,834	4,742	3,209

(C) Performance based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 15 — Income Taxes

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Domestic	$(12,040)	$(15,822)	$(29,891)
Foreign	4,223	2,886	4,802
Total pre-tax loss	$(7,817)	$(12,936)	$(25,089)

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current provision:
Federal	$—	$—	$—
State	78	30	21
Foreign	2,225	1,772	2,127
Total current provision	2,303	1,802	2,148
Deferred provision (benefit):
Federal	(86)	35	(73)
State	(4)	2	(3)
Foreign	221	(97)	420
Total deferred provision	131	(60)	344
Total income tax provision	$2,434	$1,742	$2,492

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences (dollar amounts in thousands):

	For the Years Ended December 31,
	2016		2015		2014
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(2,736)	35.0%	$(4,526)	35.0%	$(8,781)	35.0%
Increase (decrease) in rates resulting from:
State taxes	(67)	0.9	609	(4.7)	(246)	1.0
Foreign dividends and unremitted earnings	1,745	(22.3)	1,493	(11.5)	(586)	2.3
Valuation allowance	1,596	(20.4)	2,456	(19.0)	7,367	(29.4)
Taxes on foreign income that differ from U.S. tax rate	(901)	11.5	(405)	3.1	2,488	(9.9)
Executive Compensation limitation	1,005	(12.9)	—	—	—	—
Non-deductible stock-based compensation expense	135	(1.7)	1,104	(8.5)	1,206	(4.8)
Expiration of attributes	1,478	(18.9)	893	(6.9)	330	(1.3)
Uncertain tax positions	120	(1.5)	435	(3.4)	362	(1.4)
Other	59	(0.8)	(317)	2.4	352	(1.4)
Effective tax rate	$2,434	(31.1)%	$1,742	(13.5)%	$2,492	(9.9)%

The components of deferred taxes consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Accrued warranty	$657	$919
Inventory	3,631	2,697
Net operating loss carryforwards	57,294	59,784
Tax credit carryforwards	22,075	22,817
Stock-based compensation	1,995	2,142
Fixed assets	1,808	952
Goodwill	1,603	2,109
Deferred revenue	2,906	2,950
Subsidiary service accruals	1,702	—
Other	2,082	2,748
Total deferred tax assets	95,753	97,118
Less: valuation allowance	(88,566)	(86,752)
Net deferred tax assets	7,187	10,366
Deferred tax liabilities:
Intangible assets	(5,603)	(7,582)
Other	(467)	(1,611)
Total deferred tax liabilities	(6,070)	(9,193)
Total net deferred tax assets	$1,117	$1,173

At December 31, 2016, the Company's unrecognized tax benefits associated with uncertain tax positions were $3.5 million, of which $3.2 million, if recognized, would favorably affect the effective tax rate.

The Company's ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During 2016, the Company recognized a net increase of approximately $0.1 million in potential interest and penalties associated with uncertain tax positions in the Consolidated Statements of Operations. The Company had approximately $0.7 million and $0.3 million of interest and penalties associated with uncertain tax positions at December 31, 2016, which are excluded from the unrecognized tax benefits table below.

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance as of December 31, 2014	$3,688
Additions based on tax positions related to the current year	329
Additions for tax positions of prior years	67
Reductions for tax positions of prior years	(204)
Reductions as a result of a lapse of applicable statute of limitations	(70)
Reductions due to settlements	(28)
Other	$(102)
Balance as of December 31, 2015	$3,680
Additions based on tax positions related to the current year	245
Additions for tax positions of prior years	24
Reductions for tax positions of prior years	(240)
Reductions as a result of a lapse of applicable statute of limitations	(80)
Reductions due to settlements	(6)
Other	(74)
Balance as of December 31, 2016	$3,549

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company's statutes of limitations are closed for all federal and state income tax years before 2013 and 2012. The statutes of limitations for the Company's other foreign subsidiaries are closed for all income tax years before 2005.

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

The Company is currently under examination in India. The periods covered by the examination are the Company's financial years 2005, 2006, 2008 and 2011. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2016. The Company is also currently under examination in Canada. The periods covered by the examination include the Company's fiscal years 2013 and 2014. No adjustments have been proposed.

The Company has recorded valuation allowances of $88.6 million and $86.8 million as of December 31, 2016 and 2015. This represents a full valuation allowance against the Company's U.S. net deferred tax assets as well as a partial valuation allowance against the Company's Canadian net deferred tax assets. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

At December 31, 2016 the Company had total available federal and state net operating loss carryforwards of approximately $167.6 million and $61.5 million. The federal and state net operating loss carryforwards expire between 2017 and 2036. The net operating losses from acquisitions are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The Company also had net operating loss carryforwards of approximately $4.1 million from the United Kingdom (“U.K.”), China and Malaysia. The U.K. and Malaysian net operating losses may be carried forward indefinitely provided certain requirements are met. The Chinese tax losses may be carried forward 5 years.

The Company has federal and state research and development tax credit and other federal credit carryforwards of approximately $15.4 million at December 31, 2016, to reduce future income tax liabilities.  The federal and Oregon credits expire between 2017 and 2031.  The California research and development credits do not expire.  The credits from acquisitions are stated net of limitations pursuant to Section 383 of the Internal Revenue Code.  The Company's Canadian subsidiary also has approximately $4.5 million in investment tax credit, $16.0 million of unclaimed scientific research and experimental expenditures to be carried forward and applied against future income in Canada.

Realization of the Company's foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2016. The amount of the net deferred tax assets that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

The company has provided a deferred tax liability of $2.1 million related to $6.4 million of unremitted earnings of certain foreign subsidiaries. The Company plans to indefinitely reinvest approximately $9.9 million of the undistributed earnings of certain foreign subsidiaries. Should the Company repatriate any foreign earnings from the remaining subsidiaries in the future, it may be required to establish an income tax liability and recognize additional income tax expense related to such earnings.

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

On August 17, 2010, the shareholders approved the Long-Term Incentive Plan ("LTIP"). The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company’s Compensation and Development Committee (“the Committee”). The number of shares of the Company’s common stock initially reserved for issuance under the LTIP is 2,000,000 shares with a maximum of 500,000 shares in any calendar year to one participant. On September 22, 2015, the Company's shareholders approved the Amended 2007 Stock Plan, which provides that shares remaining available for grant as well as shares subject to outstanding awards under the LTIP that may be forfeited upon termination of employment will be added to the shares reserved for the Amended 2007 Stock Plan. The LTIP will expire after the existing grants under the LTIP vest, or expire, at the end of their respective terms. As of December 31, 2016, all outstanding grants from the LTIP have been earned or cancelled and the LTIP has expired.

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
On September 4, 2012, the Committee approved 291,375 performance based restricted stock awards under the Overlay Plan based on attainment of the performance goals at maximum levels. The Overlay provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee. The awards had four separate quarterly performance achievement dates in 2013 and vest one year after they are earned. These awards fully vested in 2014.

Effective September 10, 2012, the Committee canceled all outstanding awards under the LTIP, resulting in the shares underlying such awards becoming eligible for grants of additional awards under the LTIP.

Following such cancellation of awards, on September 10, 2012, the Committee approved 799,975 performance based restricted stock awards under the LTIP based on attainment of 100% of the performance goals being met. The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee. The awards have four separate semi-annual performance achievement dates in 2013 and 2014 and vest upon attainment of the performance conditions. In addition to the performance conditions, the awards contain market-based multipliers based on the average price of the Company's common stock thirty days prior to each semi-annual performance period. The maximum multiplier for a given semi-annual performance period is 2.75x the original grant and limited to a maximum of 2.5x (or 1,999,938 shares) over the entire performance period. As of December 31, 2015, there were no outstanding awards under this performance plan.

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

These awards were earned and fully vested during 2016.

On March 28, 2016, the Committee approved 605,000 performance based restricted stock unit awards ("PRSUs") under the 2007 Stock Plan. Subsequently in 2016, the Committee approved additional grants of 165,000 subject to this plan. The awards have two separate annual performance achievement dates in 2016 and 2017 and vest upon attainment of the performance conditions tied to annual revenue and operating income metrics.

As of December 31, 2016, the Company had 2,948,107 common shares available for future grant under its equity plans.

The following table summarizes stock option activity for 2016 (in thousands, except average prices and weighted average remaining contractual lives):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2015	2,965	$3.89	4.35	$442
Granted	1,474	4.19
Exercised	(212)	2.92
Forfeited	(95)	3.66
Expired	(235)	8.04
Balance, December 31, 2016	3,897	$3.81	4.58	$3,642
Options exercisable at December 31, 2016	2,155	$3.80	3.35	$2,480
Options vested as of December 31, 2016 and expected to vest after December 31, 2016	3,769	$3.80	4.53	$3,571

The aggregate intrinsic value in the table above represents the total pretax value, based on the Company's closing common stock price of $4.43 at December 31, 2016 that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2016.

Total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.1 million, and $0.1 million. The total amount of cash received from the exercise of options was $0.6 million in 2016, and $0.1 million in 2015 and 2014.

As of December 31, 2016, the Company had $2.1 million in unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes non-vested stock activity for 2016:

	Restricted Stock Units		Performance Stock Units
	Restricted Shares	Weighted Average Fair Value	Restricted Shares	Weighted Average Fair Value
Balance, December 31, 2015	151	$2.51	1,625	$2.41
Granted	97	4.93	900	4.01
Vested	(141)	3.34	(1,658)	2.42
Forfeited	(7)	2.53	(30)	3.92
Balance, December 31, 2016	100	$3.68	837	$4.07

The total fair value of restricted stock units that vested in 2016, 2015 and 2014 was $0.5 million, $0.5 million and $1.1 million. As of December 31, 2016, the Company had $0.3 million in unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 0.9 years.

Expense related to PRSUs awarded in 2015 is recognized over a derived service period determined by a Monte Carlo simulation because these awards vest based upon market conditions. The derived service period represents the median point in time within the simulation model of when each tranche will vest, using the measurement time at which the target price was achieved. It was determined that the derived service periods for the two tranches in this grant were nine and fifteen months. The total fair value of PRSUs awarded in 2015 was $2.9 million. All remaining expense was recognized during 2016 at the time the target price was achieved.

The PRSUs awarded in 2016 vest only on satisfaction of certain annual performance criteria during the performance period beginning on the grant date. Specifically, 50% of the award will vest on meeting defined strategic revenue targets during fiscal year 2016 and the remaining 50% will vest on meeting defined strategic revenue targets during fiscal year 2017, subject to the attainment of achieving certain operating income thresholds defined by the Company's ratified 2017 annual operating plan. The awards have two separate annual performance achievement periods in 2016 and 2017 and vest upon attainment and approval of the respective performance conditions. Expense is derived based on the Company's stock price on the grant date and estimated achievement of the performance targets. The awards associated with strategic revenues targets in 2016 were earned and subsequently released in the first quarter 2017.

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of Radisys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate offerings are in operation under the ESPP at any given time. An employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 6.7 million shares of common stock under the ESPP. At December 31, 2016, 223,574 shares were available for issuance under the ESPP.

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP to provide for a one-year holding period with respect to common stock shares purchased by participants under the ESPP. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2016, was 12.0%. In 2015 and 2014 the discount applied was 11.0%.

The following table summarizes shares issued under the ESPP (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Shares issued pursuant to the ESPP	184	175	242
Cash received for the purchase of shares pursuant to the ESPP	$417	$322	$514
Weighted average purchase price per share	$2.26	$1.84	$2.12

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

The grant date fair value of the LTIP and Overlay awards granted in 2012 were recognized ratably over the service period which equaled the measurement period of the award. The measurement period was the period of time over which performance objectives are expected to be achieved. Since the number of shares that could have been issued under the LTIP and Overlay and the service period are both variable, the Company evaluated the LTIP and Overlay awards on a quarterly basis to adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, were made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards were made on a prospective basis. Additionally, under the 2012 LTIP the Company was required to measure the fair value of the market-based condition contained in the awards. The fair value of this feature is measured at the outset of each semi-annual performance period and recognized over the service period of the respective performance period.

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

The grant date fair value of the PRSUs awarded in 2016 was calculated based on stock price on the grant date and estimated achievement of the respective performance targets. For the portion of the award that vests subject to attainment of meeting strategic revenue targets during fiscal year 2016, expense was calculated using an assumed share price of $2.74 - $4.98 and an estimate that performance targets would be attained at 100%.

The fair value calculations for stock options and ESPP shares used the following assumptions for the years ended December 31:

	Stock Options			ESPP shares
	2016	2015	2014	2016	2015	2014
Share price	$2.27-5.30	$2.06-2.80	$2.50-3.49	$2.58-4.97	$2.15-3.00	$2.55-4.70
Expected life (in years)	4.44-4.46	4.39-4.41	4.40-4.47	1.5	1.5	1.5
Interest rate	1.09-1.58%	1.3-1.6%	1.3-1.5%	0.3-0.9%	0.1-0.5%	0.1-0.3%
Volatility	52.4-54.0%	53.5-54.6%	51.4-52.5%	42.6-46.2%	46.9-55.9%	47.3-55.6%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2016, 2015 and 2014, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cost of sales	$354	$294	$386
Research and development	845	867	818
Selling, general and administrative	2,598	2,791	2,893
Total stock-based compensation expense	$3,797	$3,952	$4,097

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $0.8 million, $0.7 million, and $0.8 million in 2016, 2015 and 2014. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Plan administrative expenses.

Note 17 — Segment Information

The Company is made up of two operating segments: Software-Systems and Hardware Solutions. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems is comprised of three product lines: FlowEngine, MediaEngine and CellEngine, each of which delivers software-centric solutions to network service providers.

•	Hardware Solutions. Hardware Solutions includes the Company's DCEngine products and legacy embedded product portfolio which includes hardware solutions targeted for service providers.

Cost of sales, research and development and selling, general and administrative expenses are allocated to Software-Systems and Hardware Solutions. Expenses, reversals, gains and losses not allocated to Software-Systems or Hardware Solutions include amortization of acquired intangible assets, stock-based compensation, restructuring and other charges, and other one-time non-recurring events. These items are allocated to corporate and other.

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenue
Software-Systems	$56,783	$55,006	$40,281
Hardware Solutions	155,609	129,587	152,461
Total revenues	$212,392	$184,593	$192,742

	For the Years Ended December 31,
	2016	2015	2014
Gross margin
Software-Systems	$34,488	$31,997	$24,949
Hardware Solutions	29,660	28,311	35,449
Corporate and other	(8,060)	(8,156)	(8,596)
Total gross margin	$56,088	$52,152	$51,802

	For the Years Ended December 31,
	2016	2015	2014
Income (loss) from operations
Software-Systems	$(18)	$(1,900)	$(6,169)
Hardware Solutions	9,820	9,709	2,457
Corporate and other	(19,461)	(21,874)	(21,588)
Total loss from operations	$(9,659)	$(14,065)	$(25,300)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify fixed assets by segment whose depreciation is included in the measure of segment profit or loss.

Geographic Revenues

	For the Years Ended December 31,
	2016	2015	2014
United States	$129,562	$81,933	$74,630
Other North America	219	631	2,079
China	12,129	28,819	31,975
Other APAC	25,392	41,836	41,177
Total APAC	37,521	70,655	73,152
Netherlands	31,525	14,642	22,608
Other EMEA	13,565	16,732	20,273
Total EMEA	45,090	31,374	42,881
Foreign Countries	82,830	102,660	118,112
Total revenues	$212,392	$184,593	$192,742

Long-lived assets by Geographic Area

	For the Years Ended December 31,
	2016	2015
Property and equipment, net
United States	$4,566	$3,061
Other North America	129	257
China	438	1,231
India	1,580	1,584
Total APAC	2,018	2,815
EMEA	—	1
Foreign Countries	2,147	3,073
Total property and equipment, net	$6,713	$6,134

Intangible assets, net
United States	$17,575	$30,322
Total intangible assets, net	$17,575	$30,322

The following customers accounted for more than 10% of total revenues for the years ended December 31:

	2016	2015	2014

Verizon Wireless	35.9%	NA	NA
Philips Healthcare	15.7%	10.0%	14.9%
Nokia Solutions and Networks	NA	16.0%	17.0%

The following customers accounted for more than 10% of accounts receivable for the years ended December 31:

	2016	2015
Reliance Jio Infocomm	32.6%	14.7%
Philips Healthcare	15.4%	NA
Verizon Wireless	10.4%	36.0%

Note 18 — Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2016, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

During the Company’s fiscal quarter ended December 31, 2016, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2016. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,794,975	(1)	$3.79	3,171,681	(2)
Equity compensation plans not approved by security holders (3)	39,195	(4)	5.59	—
Total	4,834,170		$3.81	3,171,681
_____________________________

(1)	Includes 100,472 time-based restricted stock units. Also includes 837,187 performance-based restricted stock units that will only be earned upon attaining certain performance goals.

(2)	Includes 223,574 of securities authorized and available for issuance in connection with the Radisys Corporation 1996 Employee Stock Purchase Plan

(3)
Includes 24,750 shares granted under the Radisys Corporation Inducement Stock Plan for CCPU Employees. The CCPU Plan is intended to comply with the Nasdaq Listing Rule 5635(c)(4) which provides an exception to the Nasdaq stockholder approval requirement for the issuance of securities with regard to grants to new Employees of the Company, including grants to transferred Employees in connection with a merger or other acquisition.

(4)	Includes 14,445 stock options assumed as part of the acquisition of Continuous Computing Corporation.

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

10.21*	RadiSys Corporation Amended and Restated 2007 Stock Plan. Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A, filed on April 27, 2016 (SEC File No. 000-26844).

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

10.49*
Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.50*
Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.51
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.52
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.53
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.54
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.55
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.56
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.63 to the Company's Current Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014 (SEC File No. 000-26844).

10.57
Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated May 30, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2014 (SEC File No. 000-26844).

10.58
Letter Agreement, dated July 9, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 6, 2014 (SEC File No. 000-26844).

10.59
Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated April 23, 2015, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on April 28, 2015 (SEC file No. 000-26844.)

10.60
Amendment No. 3 to the Third Amended and Restated Loan and Security Agreement, dated February 8, 2016, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2016 (SEC file No. 000-26844.)

10.61
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
Brian Bronson
Chief Executive Officer and President

Dated: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2017.

Signature	Title

/s/ Brian Bronson	Chief Executive Officer and Director
Brian Bronson	(Principal Executive Officer)

/s/ Jonathan Wilson	Chief Financial Officer
Jonathan Wilson	(Principal Financial and Accounting Officer)

Directors:

/s/ Ronald de Lange	Chairman of the Board and Director
Ronald de Lange

/s/ C. Scott Gibson	Director
C. Scott Gibson

/s/ Michael G. Hluchyj	Director
Michael G. Hluchyj

/s/ Hubert de Pesquidoux	Director
Hubert de Pesquidoux

/s/ Niel Ransom	Director
Niel Ransom

/s/ Vincent H. Tobkin	Director
Vincent H. Tobkin

EXHIBIT INDEX

Exhibit No	Description
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

10.21*	RadiSys Corporation Amended and Restated 2007 Stock Plan. Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A, filed on April 27, 2016 (SEC File No. 000-26844).

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

10.49*
Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.50*
Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.51
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.52
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.53
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.54
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.55
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.56
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.63 to the Company's Current Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014 (SEC File No. 000-26844).

10.57
Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated May 30, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2014 (SEC File No. 000-26844).

10.58
Letter Agreement, dated July 9, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 6, 2014 (SEC File No. 000-26844).

10.59
Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated April 23, 2015, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on April 28, 2015 (SEC file No. 000-26844.)

10.60
Amendment No. 3 to the Third Amended and Restated Loan and Security Agreement, dated February 8, 2016, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2016 (SEC file No. 000-26844.)

10.61
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