Form 10-Q
period 2017-03-31
RADISYS CORP
filed 2017-05-02
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

(503) 615-1100
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]

Number of shares of common stock outstanding as of April 27, 2017: 38,928,674

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Product	$28,699	$47,317
Service	8,911	7,829
Total revenue	37,610	55,146
Cost of sales:
Product	22,175	35,732
Service	5,286	4,703
Amortization of purchased technology	1,927	1,927
Total cost of sales	29,388	42,362
Gross margin	8,222	12,784
Research and development	6,480	5,653
Selling, general and administrative	9,382	7,639
Intangible asset amortization	1,260	1,260
Restructuring and other charges, net	235	682
Loss from operations	(9,135)	(2,450)
Interest expense	(272)	(117)
Other income (expense), net	(297)	139
Loss before income tax expense	(9,704)	(2,428)
Income tax expense	304	537
Net loss	$(10,008)	$(2,965)
Net loss per share:
Basic	$(0.26)	$(0.08)
Diluted	$(0.26)	$(0.08)
Weighted average shares outstanding:
Basic	38,715	37,007
Diluted	38,715	37,007

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(10,008)	$(2,965)
Other comprehensive income:
Translation adjustments gain	664	457
Net adjustment for fair value of hedge derivatives, net of tax	502	134
Other comprehensive income	1,166	591
Comprehensive loss	$(8,842)	$(2,374)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$32,025	$33,087
Accounts receivable, net	49,925	38,378
Other receivables	3,446	4,161
Inventories, net	10,845	20,021
Other current assets	3,557	2,990
Total current assets	99,798	98,637
Property and equipment, net	7,325	6,713
Intangible assets, net	14,388	17,575
Long-term deferred tax assets, net	1,013	1,117
Other assets	2,035	4,143
Total assets	$124,559	$128,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,674	$20,805
Accrued wages and bonuses	4,144	6,572
Deferred revenue	6,496	5,715
Line of credit	40,000	25,000
Other accrued liabilities	6,631	7,571
Total current liabilities	70,945	65,663
Long-term liabilities:
Other long-term liabilities	6,782	5,966
Total long-term liabilities	6,782	5,966
Total liabilities	77,727	71,629
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 38,919 and 38,521 shares issued and outstanding at March 31, 2017 and December 31, 2016	340,811	339,715
Accumulated deficit	(293,586)	(281,600)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(368)	(1,032)
Unrealized loss on hedge instruments	(25)	(527)
Total accumulated other comprehensive loss	(393)	(1,559)
Total shareholders’ equity	46,832	56,556
Total liabilities and shareholders’ equity	$124,559	$128,185

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,008)	(2,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,358	4,345
Inventory valuation allowance and adverse purchase commitment charges	702	545
Deferred income taxes	195	12
Stock-based compensation expense	1,154	688
Other	(185)	372
Changes in operating assets and liabilities:
Accounts receivable	(11,547)	22,134
Other receivables	741	8,254
Inventories	8,681	578
Accounts payable	(7,038)	(12,155)
Accrued restructuring	(1,124)	435
Accrued wages and bonuses	(2,368)	(3,207)
Deferred revenue	1,578	(16,693)
Other	350	(661)
Net cash provided by (used in) operating activities	(14,511)	1,682
Cash flows from investing activities:
Capital expenditures	(1,803)	(422)
Net cash used in investing activities	(1,803)	(422)
Cash flows from financing activities:
Borrowings on line of credit	37,000	18,000
Payments on line of credit	(22,000)	(18,000)
Net settlement of restricted shares	(192)	(2)
Other financing activities	108	107
Net cash provided by financing activities	14,916	105
Effect of exchange rate changes on cash	336	254
Net increase (decrease) in cash and cash equivalents	(1,062)	1,619
Cash and cash equivalents, beginning of period	33,087	20,764
Cash and cash equivalents, end of period	$32,025	$22,383
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$247	$123
Income taxes	$286	$228
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2016 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Certain changes in presentation have been made to conform prior presentations to the current year’s presentation in the condensed consolidated statement of cash flows within cash flows from operating activities.  In the current period, the Company combined charges to adverse purchase commitments (Note 7 - Commitments and Contingencies) and the inventory valuation allowance.  This resulted in reclassifications of $0.3 million for the three months ended March 31, 2016 within cash flows from operating activities.  Note 4 - Inventories includes a summary of charges associated with the valuation of inventory and the adverse purchase commitment liability. Such reclassifications did not affect total cash flows, cash flows from operations, total net revenues, operating loss, net loss, total assets, total liabilities or shareholders’ equity.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2017. The Company recognized a tax charge of approximately $2.0 million related to intra-entity transactions other than inventory which could not be previously recognized. The unrecognized tax charge is reflected as an adjustment to retained earnings.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU in the first quarter of 2017. Upon adoption, the Company no longer uses a forfeiture rate in the calculation of stock based compensation expense. The impact of this election did not result in a significant charge to retained earnings from applying an estimated forfeiture rate in previous periods. The balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings and included changes to the valuation allowance as a result of the adoption. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $4.5 million. Due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the financial statements beyond disclosure as a result of this adoption.

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

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company does not plan to early adopt this new standard, and accordingly, the Company will adopt the new standard effective January 1, 2018.

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

The Company's evaluation of the impact of the new standard on the Company's accounting policies, processes, and system requirements is ongoing. While the Company continues to assess all potential impacts under the new standard, the Company does not believe there will be significant changes to the timing of recognition of hardware sales, software license sales or service contracts.

As part of the Company's preliminary evaluation, the Company also considered the impact of the guidance in ASC 340-40, "Other Assets and Deferred Costs; Contracts with Customers". This guidance requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that the Company would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. The Company preliminarily believes that there will not be significant changes to the timing of the recognition of sales commissions since the Company's commission plan is earned based on the recognition of revenue; however, there is a potential that the amortization period for commission costs may be longer than the contract term in some cases, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts as well.

While the Company continues to assess the potential impacts of the new standard, including the areas described above, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its financial statements at this time.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$846	—	$846	—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$94	—	$94	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable, gross	$49,980	$38,433
Less: allowance for doubtful accounts	(55)	(55)
Accounts receivable, net	$49,925	$38,378

As of March 31, 2017 and December 31, 2016, the balance in other receivables was $3.4 million and $4.2 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$16,917	$24,805
Work-in-process	—	12
Finished goods	3,924	5,005
	20,841	29,822
Less: inventory valuation allowance	(9,996)	(9,801)
Inventories, net	$10,845	$20,021

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned gross inventory, consisting of raw materials and finished goods was $11.6 million and $11.8 million at March 31, 2017 and December 31, 2016.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company was contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days. All transferred inventory not consumed was repurchased by the Company in 2016. The Company is also contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. The Company’s consigned inventory at its contract manufacturing partner was $11.6 million and $11.8 million as of March 31, 2017 and December 31, 2016. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 7 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Inventory, net	$501	$266
Adverse purchase commitments(A)	201	279
Net charges	$702	$545

(A)
When the Company takes possession of inventory reserved for under the adverse purchase liability (Note 7 — Commitments and Contingencies), the associated liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance.

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Employee-related restructuring expenses	$42	$682
Integration-related and other non-recurring expenses	193	—
Restructuring and other charges, net	$235	$682

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

For the three months ended March 31, 2017, the Company recorded the following restructuring charges:

•	$0.1 million net expense relating to the severance for 2 employees in connection with a reduction to our hardware engineering presence in Shenzhen; and

•	$0.2 million in non-recurring legal expenses associated with closing a strategic agreement with a MediaEngine channel partner.

For the three months ended March 31, 2016, the Company recorded the following restructuring and other charges:

•	$0.7 million net expense relating to the severance for 21 employees primarily in connection with a reduction to our hardware engineering presence in Asia.

Accrued restructuring, which is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2016	$1,347	$90	$1,437
Additions	156	—	156
Reversals	(114)	—	(114)
Expenditures	(1,136)	(30)	(1,166)
Balance accrued as of March 31, 2017	$253	$60	$313

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

As of March 31, 2017 and December 31, 2016, the Company had an outstanding balance of $40.0 million and $25.0 million under the Credit Agreement. At March 31, 2017, the Company had $3.9 million of total borrowing availability remaining under the Credit Agreement. Under the First Amendment, the Company may borrow up to $55.0 million at fiscal quarter ends. The Company's gross borrowing availability was $43.9 million excluding the quarter end non-formula availability. At March 31, 2017, the Company was in compliance with all covenants under the Amended Agreement.

Note 7 — Commitments and Contingencies

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $0.5 million and $0.3 million as of March 31, 2017 and December 31, 2016.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2017.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Warranty liability balance, beginning of the period	$1,821	$2,553
Product warranty accruals	223	385
Utilization of accrual	(315)	(603)
Warranty liability balance, end of the period	$1,729	$2,335

At March 31, 2017 and December 31, 2016, $1.4 million and $1.5 million of the warranty liability balance was included in other accrued liabilities and $0.3 million and $0.4 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 8 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator
Net loss	$(10,008)	$(2,965)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	38,715	37,007
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	38,715	37,007
Effect of dilutive restricted stock units (A)	—	—
Effect of dilutive stock options (A)	—	—
Weighted average shares used to calculate net loss per share, diluted	38,715	37,007
Net loss per share
Basic	$(0.26)	$(0.08)
Diluted	$(0.26)	$(0.08)

(A)	For the three months ended March 31, 2017 and 2016, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock options	3,827	2,808
Restricted stock units	541	122
Performance based restricted stock units (B)	1,049	2,305
Total equity award shares excluded	5,417	5,235

(B)	Performance based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 9 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2017 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at March 31, 2017. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.0 million and $1.1 million at March 31, 2017 and December 31, 2016. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.5 million at March 31, 2017. The related interest and penalties were $0.8 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005, 2006, 2008 and 2011. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2017. The Company is currently under tax examination in Canada. The periods covered under examination in Canada are the Company's financial years 2013 and 2014. No examination adjustments have been proposed. As of March 31, 2017, the Company is not under examination by tax authorities in any other jurisdictions.

Note 10 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock options	—	1,036
Restricted stock units	467	—
Performance based restricted stock awards (A)	670	680
Total	1,137	1,716

(A)
On March 10, 2017, the Compensation Committee approved grants of performance-based restricted stock units ("PRSUs") to certain employees. The awards will vest only on satisfaction of certain performance criteria during two separate annual performance periods and a portion of the award earned will vest upon satisfaction of a time-based service component. 50% of the awards can be earned by meeting strategic revenue targets in fiscal year 2017 and 50% can be earned by meeting strategic revenue targets in fiscal year 2018. One-half of any PRSUs earned during each performance period will vest upon meeting the performance criteria, and the remaining half will be subject to a further time-based service component and will vest one year after meeting the targets. By meeting the relevant performance criteria set forth in the award agreement, employees can earn 0%, 75%, 100% or 125% of the award during each performance period.  If an employee earns less than 100% of the award for the 2017 performance period, the employee is eligible to earn the remaining portion of the award in fiscal year 2018 if cumulative 2017 and 2018 strategic revenue targets are met in the two year period.  Shares are presented based on attainment of 100% of the performance goals being met. At attainment of 125%, the amount of shares eligible to be earned is 837,500.

On March 28, 2016, the Compensation Committee approved grants of PRSUs to certain senior executives. The PRSUs will vest only on satisfaction of certain annual performance criteria during the performance period beginning on the grant date. Specifically, 50% of shares will vest on meeting targets of strategic revenue during fiscal year 2016 and 50% of shares will vest on meeting targets of strategic revenue during fiscal year 2017, subject to the attainment of achieving certain operating income thresholds defined by the Company's ratified 2017 annual operating plans. The awards have two separate annual performance achievement periods in 2016 and 2017 and vest upon attainment and approval of the respective performance conditions.

The awards associated with strategic revenue targets in 2016 were earned and settled in shares in the three month period ended March 31, 2017.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of sales	$97	$46
Research and development	230	153
Selling, general and administrative	827	489
Total	$1,154	$688

Note 11 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of March 31, 2017 and December 31, 2016, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2017 and 2016, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2017 the Company entered into 6 new foreign currency forward contracts, with total contractual values of $3.6 million. During the three months ended March 31, 2016, the Company entered into 12 new foreign currency contracts, with total contractual values of $3.6 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2017 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$16,963	Other current assets	$846	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2016 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$16,166	Other current assets	$94	$—

The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of sales	$10	$108
Research and development	14	173
Selling, general and administrative	5	67
Total	$29	$348

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance of unrealized loss on forward exchange contracts	$(527)	$(819)
Other comprehensive income (loss) before reclassifications	473	(214)
Amounts reclassified from other comprehensive income (loss)	29	348
Other comprehensive income (loss)	502	134
Ending balance of unrealized loss on forward exchange contracts	$(25)	$(685)

Over the next twelve months, the Company expects to reclassify into earnings income of approximately $0.4 million currently recorded as accumulated other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 12 — Segment Information

The Company is made up of two operating segments: Software-Systems and Hardware Solutions. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems is comprised of three product lines: FlowEngine, MediaEngine and CellEngine, each of which delivers software-centric solutions to service providers.

•	Hardware Solutions. Hardware Solutions includes the Company's DCEngine products and legacy embedded product portfolio which includes hardware solutions targeted for service providers.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue
Software-Systems	$10,149	$14,059
Hardware Solutions	27,461	41,087
Total revenues	$37,610	$55,146

	Three Months Ended
	March 31,
	2017	2016
Gross margin
Software-Systems	$5,465	$8,788
Hardware Solutions	4,781	5,969
Corporate and other	(2,024)	(1,973)
Total gross margin	$8,222	$12,784

	Three Months Ended
	March 31,
	2017	2016
Income (loss) from operations
Software-Systems	$(3,273)	$780
Hardware Solutions	(1,286)	1,327
Corporate and other	(4,576)	(4,557)
Total loss from operations	$(9,135)	$(2,450)

Assets are not allocated to segments for internal reporting purposes. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
United States	$23,152	$37,765
Other North America	19	78
Asia Pacific ("APAC")	5,419	7,618
Netherlands	5,223	7,235
Other EMEA	3,797	2,450
Europe, the Middle East and Africa (“EMEA”)	9,020	9,685
Foreign Countries	14,458	17,381
Total	$37,610	$55,146

Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment, net
United States	$4,950	$4,566
Other North America	102	129
China	406	438
India	1,867	1,580
Total APAC	2,273	2,018
Foreign Countries	2,375	2,147
Total property and equipment, net	$7,325	$6,713

Intangible assets, net
United States	$14,388	$17,575
Total intangible assets, net	$14,388	$17,575

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended
	March 31,
	2017	2016
Customer A	41.2%	42.3%
Customer B	15.0%	14.3%

The following customers accounted for more than 10% of accounts receivable:
	March 31, 2017	December 31, 2016
Customer A	37.7%	10.4%
Customer D	24.0%	32.6%
Customer B	N/A	15.4%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

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

◦
CellEngine software provides the enabling technology for fifth generation radio access networks (“5G RAN”) and is optimized for spectrum utilization, densification and network slicing to serve multiple users for mobility, latency and capacity. This builds on CellEngine’s portfolio of existing solutions for Radio Access Networks (“RAN”) and Evolved Packet Core (“EPC”) for Long-Term Evolution (“LTE”), LTE-Advanced and LTE-Advanced pro. An emerging area of focus is the Internet of Things (“IoT”) market for lower power wireless area networks which are enabled by Category M1 (“Cat-M1”) and Narrowband IoT. CellEngine software is licensed to Original Equipment Manufacturers (“OEMS”), Original Design Manufacturers (“ODMs”) and operators who are building solutions for femtocells, small cells, metrocells, picocells as well as in-building, stadium and smart cities leveraging centralized RAN (“CRAN”). Additionally, we leverage our CellEngine technology to enable applications to capture share in adjacent markets such as aerospace and defense, public safety and test and measurement.

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

•
Hardware Solutions leverages our hardware design experience, coupled with our manufacturing, supply chain, integration and service capabilities, to enable continued differentiation from our competition. Our products include the following two primary product families:

◦
DCEngine products include open-based rack-scale systems, utilizing Open Compute Project (“OCP") accepted specifications, which enable service providers to migrate their existing infrastructure to embrace the efficiencies and scale of data center environments. This recently launched product suite brings the economies of the data center and the agility of the cloud to service provider infrastructure, allowing them to accelerate the transformation to cloud based compute, storage and networking fabrics utilizing the best of commodity components, open source hardware specifications and software coupled with world class service and support. The DCEngine platform enables service providers to drive innovation and the rapid scalable delivery of virtualized network functions at the network edge, enabling new services such as storage backup, video on demand and parental controls.

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

First Quarter 2017 Summary

As a result of our current customer concentration, the timing of large orders will vary from quarter-to-quarter and affect our quarterly comparisons, and given the spending patterns of these large customers, we do not expect year-on-year revenue growth every quarter. As a result, our near-term results will vary and may affect earnings when combined with the continued investment required to support the growing funnel of sales opportunities with potential and existing customers. These trends affected our first quarter of 2017 results as consolidated revenue decreased $17.5 million from the same quarter 2016. This was the result of inconsistent ordering patterns from two of our top customers as well as the continued decline in our legacy embedded products as a direct result of the strategic changes implemented early in 2015 to focus on key customers who have adequate scale to meet our profitability and cash flow objectives and as certain products within this product family trend to end-of-life.

The following is a summary-level comparison of the three months ended March 31, 2017 and 2016:

•
Revenues decreased $17.5 million to $37.6 million for the three months ended March 31, 2017 from $55.1 million for the three months ended March 31, 2016. Hardware Solutions revenue decreased $13.6 million, due to a $5.8 million decline in revenue from our DCEngine product line that was the result of non-linear ordering patterns from a tier-one U.S. service provider. Additionally, non-core legacy product sales declined $7.8 million as certain legacy products trend towards end of life. Software-Systems revenue decreased by $3.9 million as the result of the timing of orders from two of our top customers.

•
Gross margin percent declined 130 basis points to 21.9% for the three months ended March 31, 2017 from 23.2% for the three months ended March 31, 2016. The $17.5 million decrease in revenue described above absorbed less of the fixed $1.9 million of amortized purchased technology recognized in both periods resulting in a 160 basis decrease quarter over quarter. This was partially offset by improved standard gross margins given product mix as well as higher DCEngine product margins due to maturing manufacturing and integration processes.

•
R&D expense increased by $0.8 million to $6.5 million for the three months ended March 31, 2017 from $5.7 million in 2016. This is the result of increased headcount and other product development expenses related to continued investment in our strategic product lines, including the introduction of our new FlowEngine appliance expected to be deployed in mid-2017.

•
SG&A expense increased $1.7 million to $9.4 million for the three months ended March 31, 2017 from $7.6 million for the three months ended March 31, 2016. This is the result of headcount growth in sales and marketing as we have accelerated hiring to support our strategic product line growth initiatives.

•
Cash and cash equivalents on March 31, 2017 decreased $1.1 million to $32.0 million from $33.1 million at December 31, 2016. The decrease was the result of $14.5 million cash consumption from operations which was the result of working capital timing due to fulfillment of DCEngine product orders that were shipped during the quarter and capital expenditures of $1.8 million. The consumption was partially offset by a $15.0 million net draw on our line of credit.

Comparison of the Three Months Ended March 31, 2017 and 2016

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Product	76.3%	85.8%
Service	23.7	14.2
Total revenues	100.0	100.0
Cost of sales:
Product	59.0	64.8
Service	14.1	8.5
Amortization of purchased technology	5.0	3.5
Total cost of sales	78.1	76.8
Gross margin	21.9	23.2
Research and development	17.2	10.3
Selling, general, and administrative	24.9	13.9
Intangible asset amortization	3.5	2.3
Restructuring and other charges, net	0.6	1.1
Loss from operations	(24.3)	(4.4)
Interest expense	(0.7)	(0.2)
Other income, net	(0.8)	0.2
Loss before income tax expense	(25.8)	(4.4)
Income tax expense	0.8	1.0
Net loss	(26.6)%	(5.4)%

Revenues

The following table sets forth operating segment revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Revenue
Software-Systems	$10,149	$14,059	(27.8)%
Hardware Solutions	27,461	41,087	(33.2)
Total revenues	$37,610	$55,146	(31.8)%

Software-Systems. Revenues in our Software-Systems segment declined $3.9 million for the three months ended March 31, 2017 from the comparable period in 2016. Revenue from two of our top MediaEngine customers declined by $3.3 million in the three months ended March 31, 2017 due to non-linear ordering patterns driven by the timing of network deployments. Additionally, FlowEngine product revenue declined $3.2 million as we transition from the TDE-500 to our new SDN-enabled appliance that is expected to be deployed in the second half of 2017. These declines were partially offset by a $1.7 million increase in professional services revenue as engagements with tier-one service providers continue to increase year-on-year.

Hardware Solutions. Revenues in our Hardware Solutions segment decreased $13.6 million for the three months ended March 31, 2017 from the comparable period in 2016. This is the result of a $5.8 million decline in DCEngine sales due to non-linear order patterns with our tier-one U.S. service provider in support of their initial data center build outs as well as expected declines of $7.8 million in non-core legacy hardware products.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
North America	$23,171	$37,843	(38.8)%
Asia Pacific	5,419	7,618	(28.9)
Europe, the Middle East and Africa ("EMEA")	9,020	9,685	(6.9)
Total	$37,610	$55,146	(31.8)%

	Three Months Ended
	March 31,
	2017	2016
North America	61.6%	68.6%
Asia Pacific	14.4	13.8
EMEA	24.0	17.6
Total	100.0%	100.0%

North America. Revenues from North America decreased $14.7 million for the three months ended March 31, 2017 from the comparable period in 2016. This was due to an expected decline in sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products given the non-linear order patterns and timing of this service provider's deployment schedule.

Asia Pacific. Revenues from Asia Pacific declined $2.2 million for the three months ended March 31, 2017 from the comparable period in 2016. This was the result of fewer MediaEngine sales to a large Asian service provider in support of their VoLTE network deployment.

EMEA. Revenues from EMEA decreased $0.7 million for the three months ended March 31, 2017 from the comparable period in 2016. This resulted from a decrease in order quantities from a top five customer deploying our products in medical imaging and related markets.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Gross margin
Software-Systems	$5,465	$8,788	(37.8)%
Hardware Solutions	4,781	5,969	(19.9)
Corporate and other	(2,024)	(1,973)	2.6
Total gross margin	$8,222	$12,784	(35.7)%

	Three Months Ended
	March 31,
	2017	2016	Change
Gross margin
Software-Systems	53.8%	62.5%	(13.9)%
Hardware Solutions	17.4	14.5	20.0
Corporate and other	—	—	—
Total gross margin	21.9%	23.2%	(5.6)%

Software-Systems. Gross margin decreased 870 basis points to 53.8% for the three months March 31, 2017 from 62.5% in the comparable period in 2016. This was the result of unfavorable product mix of less software-rich MediaEngine and FlowEngine product sales in the current period and proportionately higher professional services which generally generates a comparably lower gross margin.

Hardware Solutions. Gross margin increased 290 basis points to 17.4% for the three months ended March 31, 2017 from 14.5% in the comparable period of 2016. The increase in margin was the result of improved gross margins on DCEngine products due to maturing manufacturing and integration processes.

Corporate and other. Gross margin was flat at a deficit of $2.0 million for the three months ended March 31, 2017 from the comparable period in 2016 related to a modest decline in intangible asset amortization as certain assets are now fully amortized. Items in Corporate and other cost of sales include amortization of intangible assets, stock compensation and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Research and development	$6,480	$5,653	14.6%
Selling, general and administrative	9,382	7,639	22.8
Intangible asset amortization	1,260	1,260	—
Restructuring and other charges, net	235	682	(65.5)
Total	$17,357	$15,234	13.9%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses increased $0.8 million for the three months ended March 31, 2017 from the comparable period in 2016 primarily due to increases in salary and employee related expenses of $0.7 million and increases in product development-related expenses of $0.1 million. Headcount increased to 308 at March 31, 2017 from 301 at March 31, 2016.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses increased $1.7 million for the three months ended March 31, 2017 from the comparable period in 2016 primarily due to increases in salary, stock compensation, and hiring-related expenses of $1.4 million, which is the result of additions to sales and marketing headcount in support of our strategic revenue growth initiatives. Headcount increased to 145 at March 31, 2017 from 114 at March 31, 2016.

Intangible Asset Amortization

Intangible asset amortization for the three months ended March 31, 2017 was comparable with the same period in 2016 due to routine amortization of acquired intangible assets. No triggering events occurred during the quarter ended March 31, 2017 that could potentially result in management performing an impairment evaluation of our intangible assets.

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

Restructuring and other charges, net decreased $0.4 million to $0.2 million for the three months ended March 31, 2017 from $0.7 million in the comparable period in 2016.

Restructuring and other charges, net for the three months ended March 31, 2017 include the following:

•	$0.1 million net expense relating to the severance for 2 employees in connection with a reduction to our hardware engineering presence in Shenzhen; and

•	$0.2 million in non-recurring legal expenses associated with closing a strategic agreement with a MediaEngine channel partner.

Restructuring and other charges for the three months ended March 31, 2016 include the following:

•	$0.7 million net expense relating to the severance for 21 employees primarily in connection with a reduction to our hardware engineering presence in Asia.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Cost of sales	$97	$46	110.9%
Research and development	230	153	50.3
Selling, general and administrative	827	489	69.1
Total	$1,154	$688	67.7%

Stock-based compensation expense increased by $0.5 million for the three months ended March 31, 2017 from the comparable period in 2016 primarily as a result of the timing of new performance-based awards and restricted stock units granted in 2016 and 2017.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Income (loss) from operations
Software-Systems	$(3,273)	$780	(519.6)%
Hardware Solutions	(1,286)	1,327	(196.9)
Corporate and other	(4,576)	(4,557)	0.4
Total income (loss) from operations	$(9,135)	$(2,450)	272.9%

Software-Systems. Income (loss) from operations declined by $4.1 million to a loss of $3.3 million for the three months ended March 31, 2017 from the comparable period in 2016. This is primarily the result of the previously described $3.3 million decrease in gross margin, partially offset by expenses related to increased headcount in both R&D and SG&A.

Hardware Solutions. Income (loss) from operations declined by $2.6 million to a loss of $1.3 million for the three months ended March 31, 2017 from the comparable period in 2016. This is the result of the previously described $1.2 million decrease in gross margin as well as a $1.4 million increase in operating expenses related to increased headcount in both R&D and SG&A.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations was flat at a deficit of $4.6 million for the three months ended March 31, 2017 and 2016.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Interest expense	$(272)	$(117)	132.5%
Interest income	45	38	18.4
Other income (expense), net	(342)	101	(438.6)
Total	$(569)	$22	(2,686.4)%

Interest Expense

Interest expense includes interest incurred on our revolving line of credit. The increase in interest expense for the three months ended March 31, 2017 from the comparable period in 2016 is the result of intra-quarter draws on our line of credit for working capital needs.

Other Income, Net

For the three months ended March 31, 2017, other income declined $0.4 million from the comparable period in 2016. The decline is primarily due to currency movements, primarily the Indian Rupee and Chinese Yuan, against the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Income tax expense	$304	$537	(43.4)%

We recorded tax expense of $0.3 million for the three months ended March 31, 2017. Our effective tax rates for the three months ended March 31, 2017 and 2016 were 3.1% and 22.1%, respectively. The effective tax rate fluctuation is due to an increase of $7.3 million in net loss before income tax expense as well as income tax rate differences among the jurisdictions in which pretax income (loss) is generated, as well as the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Cash and cash equivalents	$32,025	$33,087	$22,383
Working capital	28,853	32,974	30,551
Accounts receivable, net	49,925	38,378	38,813
Inventories, net	10,845	20,021	30,095
Accounts payable	13,674	20,805	31,214
Line of credit	40,000	25,000	15,000

Cash Flows

As of March 31, 2017, the amount of cash held by our foreign subsidiaries was $9.5 million. We do not permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents decreased by $1.1 million to $32.0 million as of March 31, 2017 from $33.1 million as of December 31, 2016. Activities impacting cash and cash equivalents were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net loss	(10,008)	$(2,965)
Non-cash adjustments	6,224	5,683
Changes in operating assets and liabilities	(10,727)	(1,036)
Cash provided by operating activities	(14,511)	1,682
Cash used in investing activities	(1,803)	(422)
Cash provided by financing activities	14,916	105
Effects of exchange rate changes	336	254
Net increase (decrease) in cash and cash equivalents	$(1,062)	$1,619

Cash used in operating activities during the three months ended March 31, 2017 was $14.5 million. For the three months ended March 31, 2017, primary impacts to changes in our working capital consisted of the following:

•	Accounts receivable increased by $11.5 million due to the timing of collections and shipments to a tier-one U.S. service provider associated with DCEngine sales;

•	Inventories decreased by $8.7 million as the result of the aforementioned DCEngine sales;

•	Accounts payable decreased $7.0 million due to decreases in payables related to the fulfillment of DCEngine orders as well as decreases in payables to our contract manufacturer;

•	Accrued wages and bonuses decreased $2.4 million due to the payment of accrued severance and accrued bonuses.

•	Short-term and long-term deferred revenue increased $1.6 million due to the recognition of deferred service contracts.

Cash used in investing activities during the three months ended March 31, 2017 of $1.8 million was associated with ongoing capital expenditures.

Cash generated in financing activities during the three months ended March 31, 2017 of $14.9 million is primarily due to a $15.0 million net draw on our Silicon Valley Bank line of credit. During the first quarter of 2017, our gross borrowings were $37.0 million and we repaid $22.0 million of the borrowing within the period. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

Line of Credit

Our primary source of liquidity, aside from our current working capital, is our ability to borrow under our revolving credit facility. As of March 31, 2017 and December 31, 2016, we had an outstanding balance of $40.0 million and $25.0 million. At March 31, 2017, we had $3.9 million of total borrowing availability remaining under our revolving credit facility. Under the revolving credit facility, we may borrow up to $55.0 million in non-formula advances at fiscal quarter ends, provided that such an advance must be repaid on or before the first business day after the applicable fiscal quarter end and subject to the satisfaction of certain other conditions. Our gross borrowing availability was $43.9 million excluding the quarter end non-formula availability. At March 31, 2017, we were in compliance with all covenants under our revolving credit facility. See Note 6 - Short-Term Borrowings for additional information regarding our revolving credit facility.

Contractual Obligations

Our contractual obligations as of December 31, 2016 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. For the three months ended March 31, 2017, there have been no material changes in our contractual obligations outside the ordinary course of business. As of March 31, 2017, we have agreements regarding foreign currency forward contracts with total contractual values of $17.0 million that mature through 2017.

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

Liquidity Outlook

At March 31, 2017, our cash and cash equivalents amounted to $32.0 million. We believe our current cash and cash equivalents, cash expected to be generated from operations, available borrowings under our Silicon Valley Bank line of credit and availability under our $100.0 million unallocated shelf registration statement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, to accelerate our growth objectives, we may, among other available options, raise additional capital in the public or private markets or pursue alternative financing arrangements.

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017. We adopted this ASU in the first quarter of 2017. We recognized a tax charge of approximately $2.0 million related to intra-entity transactions other than inventory which could not be previously recognized. The unrecognized tax charge is reflected as an adjustment to retained earnings.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. We adopted this ASU in the first quarter of 2017. Upon adoption, we no longer use a forfeiture rate in the calculation of stock based compensation expense. The impact of this election did not result in a significant charge to retained earnings from applying an estimated forfeiture rate in previous periods. The balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings and included changes to the valuation allowance as a result of the adoption. We have excess tax benefits for which a benefit could not be previously recognized of approximately $4.5 million. Due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to our financial statements beyond disclosure as a result of this adoption.

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

As part of our preliminary evaluation, we also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers. This guidance requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained, provided we expect to recover the costs. We preliminarily believe that there will not be significant changes to the timing of the recognition of sales commissions since our commission plan is earned based on the recognition of revenue; however, there is a potential that the amortization period for commission costs may be longer than the contract term in some cases, as the new cost guidance requires entities to determine whether the costs relate to specific anticipated contracts as well.

While we continue to assess the potential impacts of the new standard, including the areas described above, the Company cannot reasonably estimate quantitative information related to the impact of the new standard it its financial statements at this time.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

These factors include, among others, increased tier-one commercial deployments across multiple product lines, the continued implementation of the Company’s next-generation datacenter product, customer implementation of traffic management solutions, the outcome of product trials, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, the Company's ability to raise additional growth capital, the Company's dependence on certain customers and high degree of customer concentration, the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, actions by regulatory authorities or other third parties, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, fluctuations in currency exchange rates, key employee attrition, the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the potential need to raise additional funding and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of March 31, 2017 the total notional or contractual value of the contracts we held was $17.0 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.6 million, increasing our Indian Rupee hedge asset as of March 31, 2017, to $2.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.6 million, decreasing our hedge asset as of March 31, 2017 to a liability of $0.8 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended March 31, 2017, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
First Amendment to the Credit Agreement, dated January 5, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 10, 2017 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	May 2, 2017	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	May 2, 2017	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
First Amendment to the Credit Agreement, dated January 5, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 10, 2017 (SEC File No. 000-26844).

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