Form 10-Q
period 2017-06-30
RADISYS CORP
filed 2017-08-03
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of July 31, 2017: 39,045,215

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product	$26,340	$51,629	$55,039	$98,947
Service	8,753	9,659	17,664	17,487
Total revenue	35,093	61,288	72,703	116,434
Cost of sales:
Product	17,913	38,208	40,089	73,940
Service	5,245	5,708	10,530	10,411
Amortization of purchased technology	1,927	1,927	3,854	3,854
Total cost of sales	25,085	45,843	54,473	88,205
Gross margin	10,008	15,445	18,230	28,229
Research and development	5,994	6,298	12,474	11,951
Selling, general and administrative	8,214	8,554	17,596	16,193
Intangible asset amortization	1,260	1,260	2,520	2,520
Restructuring and other charges, net	1,235	265	1,470	947
Loss from operations	(6,695)	(932)	(15,830)	(3,382)
Interest expense	(224)	(159)	(496)	(276)
Other income (expense), net	(130)	1,069	(427)	1,208
Loss before income tax expense	(7,049)	(22)	(16,753)	(2,450)
Income tax expense	505	569	809	1,106
Net loss	$(7,554)	$(591)	$(17,562)	$(3,556)
Net loss per share:
Basic	$(0.19)	$(0.02)	$(0.45)	$(0.10)
Diluted	$(0.19)	$(0.02)	$(0.45)	$(0.10)
Weighted average shares outstanding:
Basic	38,966	37,143	38,840	37,075
Diluted	38,966	37,143	38,840	37,075

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(7,554)	$(591)	$(17,562)	$(3,556)
Other comprehensive income:
Translation adjustments gain (loss)	346	(812)	1,010	(355)
Net adjustment for fair value of hedge derivatives, net of tax	(71)	82	431	216
Other comprehensive income (loss)	275	(730)	1,441	(139)
Comprehensive loss	$(7,279)	$(1,321)	$(16,121)	$(3,695)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$46,248	$33,087
Accounts receivable, net	43,586	38,378
Other receivables	4,294	4,161
Inventories, net	14,748	20,021
Other current assets	3,017	2,990
Total current assets	111,893	98,637
Property and equipment, net	7,253	6,713
Intangible assets, net	11,202	17,575
Long-term deferred tax assets, net	960	1,117
Other assets	1,976	4,143
Total assets	$133,284	$128,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,862	$20,805
Accrued wages and bonuses	4,110	6,572
Deferred revenue	6,917	5,715
Line of credit	45,000	25,000
Other accrued liabilities	7,542	7,571
Total current liabilities	87,431	65,663
Long-term liabilities:
Other long-term liabilities	5,532	5,966
Total long-term liabilities	5,532	5,966
Total liabilities	92,963	71,629
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 39,037 and 38,521 shares issued and outstanding at June 30, 2017 and December 31, 2016	341,579	339,715
Accumulated deficit	(301,140)	(281,600)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(22)	(1,032)
Unrealized loss on hedge instruments	(96)	(527)
Total accumulated other comprehensive loss	(118)	(1,559)
Total shareholders’ equity	40,321	56,556
Total liabilities and shareholders’ equity	$133,284	$128,185

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,562)	$(3,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,845	8,593
Inventory valuation allowance and adverse purchase commitment charges	859	1,389
Deferred income taxes	300	(178)
Stock-based compensation expense	1,692	1,880
Other	(129)	(590)
Changes in operating assets and liabilities:
Accounts receivable	(5,207)	17,929
Other receivables	(83)	7,007
Inventories, net	4,803	5,103
Accounts payable	3,155	(18,704)
Accrued restructuring	(195)	(453)
Accrued wages and bonuses	(2,315)	(830)
Deferred revenue	1,910	(17,359)
Other	(255)	392
Net cash provided by (used in) operating activities	(4,182)	623
Cash flows from investing activities:
Capital expenditures	(3,158)	(1,130)
Net cash used in investing activities	(3,158)	(1,130)
Cash flows from financing activities:
Borrowings on line of credit	78,000	48,500
Payments on line of credit	(58,000)	(38,500)
Other financing activities	86	479
Net cash provided by financing activities	20,086	10,479
Effect of exchange rate changes on cash	415	190
Net increase in cash and cash equivalents	13,161	10,162
Cash and cash equivalents, beginning of period	33,087	20,764
Cash and cash equivalents, end of period	$46,248	$30,926
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$467	$288
Income taxes	$533	$443
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2016 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Certain changes in presentation have been made to conform prior presentations to the current year's presentation in the condensed consolidated statement of cash flows within cash flows from operating and cash flows from financing activities.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2017. The Company recognized a tax charge of $2.0 million related to intra-entity transactions other than inventory which could not be previously recognized. The unrecognized tax charge is reflected as an adjustment to retained earnings.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU in the first quarter of 2017. Upon adoption, the Company no longer uses a forfeiture rate in the calculation of stock based compensation expense. The impact of this election did not result in a significant charge to retained earnings from applying an estimated forfeiture rate in previous periods. The balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings and included changes to the valuation allowance as a result of the adoption. The Company has excess tax benefits for which a benefit could not be previously recognized of $4.5 million. Due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the financial statements beyond disclosure as a result of this adoption.

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

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company does not plan to early adopt this new standard, and accordingly, the Company will adopt the new standard effective January 1, 2018. The Company plans to adopt using the modified retrospective approach.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$713	—	$713	—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$94	—	$94	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable, gross	$43,641	$38,433
Less: allowance for doubtful accounts	(55)	(55)
Accounts receivable, net	$43,586	$38,378

As of June 30, 2017 and December 31, 2016, the balance in other receivables was $4.3 million and $4.2 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$19,327	$24,805
Work-in-process	—	12
Finished goods	5,040	5,005
	24,367	29,822
Less: inventory valuation allowance	(9,619)	(9,801)
Inventories, net	$14,748	$20,021

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned gross inventory, consisting of raw materials and finished goods was $10.9 million and $11.8 million at June 30, 2017 and December 31, 2016.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company was contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after it aged for 365 days. All transferred inventory not consumed was repurchased by the Company in 2016. The Company is also contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. All of the Company's consigned inventory was held by its contract manufacturing partner as of June 30, 2017 and December 31, 2016. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 7 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Inventory, net	$(15)	$2,237	$486	$2,503
Adverse purchase commitments(A)	172	(1,393)	373	(1,114)
Net charges	$157	$844	$859	$1,389

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

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Employee-related restructuring expenses	$1,215	$118	$1,257	$800
Integration-related and other non-recurring expenses	20	147	213	147
Restructuring and other charges, net	$1,235	$265	$1,470	$947

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

For the three months ended June 30, 2017, the Company recorded the following restructuring charges:

•
$1.2 million net expense relating to the severance for 28 employees primarily in North America and Asia in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with the Company's go-forward strategy.

For the three months ended June 30, 2016, the Company recorded the following restructuring and other charges:

•	$0.1 million net expense relating to the severance for 2 employees; and

•	$0.1 million integration-related net expense principally associated with asset disposals and subsidiary liquidations resulting from resource and site consolidation actions.

For the six months ended June 30, 2017, the Company recorded the following restructuring charges:

•
$1.3 million net expense relating to the severance for 30 employees primarily in North America and Asia in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with the Company's go-forward strategy; and

•	$0.2 million in non-recurring legal expenses associated with closing a strategic agreement with a MediaEngine channel partner.

For the six months ended June 30, 2016, the Company recorded the following restructuring and other charges:

•	$0.8 million net expense relating to the severance for 23 employees primarily in connection with a reduction to the Company's hardware engineering presence in Shenzhen; and

•	$0.1 million integration-related net expense principally associated with asset disposals and subsidiary liquidations resulting from resource and site consolidation actions.

Accrued restructuring, which is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2016	$1,347	$90	$1,437
Additions	1,371	—	1,371
Reversals	(114)	—	(114)
Expenditures	(1,392)	(60)	(1,452)
Balance accrued as of June 30, 2017	$1,212	$30	$1,242

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

On September 19, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with Silicon Valley Bank (“SVB”), as administrative agent, and the other lenders party thereto. The Credit Agreement replaces the Company’s Third Amended and Restated Loan and Security Agreement with SVB, dated March 14, 2014 (as amended, the “2014 Agreement”). On June 30, 2017, the Company entered into the Second Amendment to the Credit Agreement. The following takes into account the terms per the agreement as amended on June 30, 2017.

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

Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate based upon the Company's Availability (as defined in the Credit Agreement), which means the quotient of the amount available for borrowings under the Credit Agreement divided by the lesser of the total commitment and the borrowing base, calculated as a daily average over the immediately preceding fiscal month. The Credit Agreement provides that the per annum interest rate commencing on June 30, 2017 when the Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as measured on a trailing twelve-month basis for the immediately preceding fiscal quarter period is less than $8.0 million will be as follows:

•	When Availability is 70% or more, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%;

•	When Availability is 30% or more and less than 70%, the interest rate is the prime rate plus 1.00%; and

•	When Availability is below 30%, the interest rate is the prime rate plus 1.25%.

Commencing on June 30, 2017, if Consolidated Adjusted EBITDA as measured on a trailing twelve-month basis for the immediately preceding fiscal quarter period is equal to or greater than $8.0 million, the rate per annum will be as follows:

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

The Company paid a total of $0.4 million loan origination fees which were capitalized and will be expensed over the term of the Credit Agreement. If the Company reduces or terminates the revolving loan commitment under the Credit Agreement prior to September 19, 2017, the Company is required to pay a cancellation fee equal to 0.75% of the total revolving loan commitment.

The Credit Agreement requires that the Company comply with financial covenants requiring the Company to maintain a minimum monthly Liquidity of $15.0 million as of the last day of the first and second month of any fiscal quarter and $20.0 million as of the last day of the third month of any fiscal quarter. Additionally, the Credit Agreement requires the Company to maintain a minimum trailing twelve months Consolidated Adjusted EBITDA in the second, third, and fourth quarter of fiscal year 2017 as follows:

Quarter Ending	Minimum Consolidated Adjusted EBITDA
6/30/17	$0
9/30/17	($1,500,000)
12/31/17	$3,000,000

The Credit Agreement also provides limits for the add-back of certain restructuring costs on a trailing twelve month basis in the calculation of Consolidated Adjusted EBITDA as follows:

Quarter Ending	Restructuring Costs
6/30/17	$5,205,000
9/30/17	$9,550,000
12/31/17	$8,235,000

The Credit Agreement also provides that following fiscal year 2017, SVB, as administrative agent, and the required lenders under the Credit Agreement will re-set the required minimum Consolidated Adjusted EBITDA levels for the periods tested in fiscal years 2018 and 2019.

All obligations under the Credit Agreement are unconditionally guaranteed by the Company's wholly owned subsidiary, Radisys International LLC. The obligations under the Credit Agreement are secured by a first priority lien on the assets of the Company and the subsidiary guarantor. If the Company acquires or forms a material U.S. subsidiary, then that subsidiary will also be required to guarantee the obligations under the Credit Agreement and grant a first priority lien on its assets.

As of June 30, 2017 and December 31, 2016, the Company had an outstanding balance of $45.0 million and $25.0 million under the Credit Agreement. Under the revolving credit facility, the Company may borrow up to $55.0 million at fiscal quarter ends. At June 30, 2017, the Company utilized the quarter end availability feature to borrow beyond our ongoing available borrowing base of $31.4 million. At June 30, 2017, the Company was in compliance with all covenants under the Amended Agreement.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $0.7 million and $0.3 million as of June 30, 2017 and December 31, 2016.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2017.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Warranty liability balance, beginning of the period	$1,821	$2,553
Product warranty accruals	445	754
Utilization of accrual	(672)	(1,146)
Warranty liability balance, end of the period	$1,594	$2,161

At June 30, 2017 and December 31, 2016, $1.3 million and $1.5 million of the warranty liability balance was included in other accrued liabilities and $0.3 million and $0.4 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Liquidity Outlook

At June 30, 2017, the Company's cash and cash equivalents amounted to $46.2 million. The Company believes current cash and cash equivalents, cash expected to be generated from operations, available borrowings under the Silicon Valley Bank line of credit and availability under the $100.0 million unallocated shelf registration statement will satisfy the short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with present business operations. The Company believes current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, to accelerate growth objectives, the Company may, among other available options, raise additional capital in the public or private markets or pursue alternative financing arrangements. If the Company becomes unable to comply with various covenants under the SVB line of credit due to expected declines in orders and shipments predominantly associated with DCEngine products and the timing of orders from large high-margin Software-Systems customers, without an amendment or waiver, the liquidity outlook could be adversely impacted. The Company continues to pursue a number of actions to improve cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and the Company is considering all available strategic alternatives and financing possibilities, including, without limitation, the incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.

Note 8 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Net loss	$(7,554)	$(591)	$(17,562)	$(3,556)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	38,966	37,143	38,840	37,075
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	38,966	37,143	38,840	37,075
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	38,966	37,143	38,840	37,075
Net loss per share
Basic	$(0.19)	$(0.02)	$(0.45)	$(0.10)
Diluted	$(0.19)	$(0.02)	$(0.45)	$(0.10)

(A)	For the three and six months ended June 30, 2017 and 2016, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	3,700	3,958	3,700	3,958
Restricted stock units	698	183	698	183
Performance based restricted stock units (B)	1,087	2,470	1,087	2,470
Total equity award shares excluded	5,485	6,611	5,485	6,611

(B)	Performance based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 9 — Income Taxes

The Company's effective tax rate for the three months ended June 30, 2017 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at June 30, 2017. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.0 million and $1.1 million at June 30, 2017 and December 31, 2016. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.5 million at June 30, 2017. The related interest and penalties were $0.8 million and $0.2 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005, 2006, 2008 and 2011. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2017. The Company is currently under tax examination in Canada. The periods covered under examination in Canada are the Company's financial years 2013, 2014, 2015 and 2016. No examination adjustments have been proposed. As of June 30, 2017, the Company is not under examination by tax authorities in any other jurisdictions.

Note 10 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	—	275	—	1,311
Restricted stock units	190	97	657	97
Performance based restricted stock awards (A)	—	165	670	845
Total	190	537	1,327	2,253

(A)
On March 10, 2017, the Compensation Committee approved grants of performance-based restricted stock units ("PRSUs") to certain employees. The awards will vest only on satisfaction of certain performance criteria during two separate annual performance periods and a portion of the award earned will vest upon satisfaction of a time-based service component. 50% of the awards can be earned by meeting strategic revenue targets in fiscal year 2017 and 50% can be earned by meeting strategic revenue targets in fiscal year 2018. One-half of any PRSUs earned during each performance period will vest upon meeting the performance criteria, and the remaining half will be subject to a further time-based service component and will vest one year after meeting the targets. By meeting the relevant performance criteria set forth in the award agreement, employees can earn 0%, 75%, 100% or 125% of the award during each performance period.  If an employee earns less than 100% of the award for the 2017 performance period, the employee is eligible to earn the remaining portion of the award in fiscal year 2018 if cumulative 2017 and 2018 strategic revenue targets are met in the two years period.  Shares are presented based on attainment of 100% of the performance goals being met. At attainment of 125%, the amount of shares eligible to be earned is 837,500.

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

For the period ended June 30, 2017, management assessed it was no longer probable that the 2016 and 2017 PRSU award targets would be achieved. Thus, no expense associated with these awards was recognized in the three months ended June 30, 2017.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$40	$131	$137	$177
Research and development	113	285	343	438
Selling, general and administrative	385	776	1,212	1,265
Total	$538	$1,192	$1,692	$1,880

Note 11 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of June 30, 2017 and December 31, 2016, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2017 and 2016, the Company had no hedge ineffectiveness.

During the three and six months ended June 30, 2017 the Company entered into 6 and 12 new foreign currency forward contracts, with total contractual values of $3.3 million and $6.9 million. During the three and six months ended June 30, 2016, the Company entered into 9 and 21 new foreign currency contracts, with total contractual values of $3.1 million and $6.6 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2017 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$16,669	Other current assets	$713	$—

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

The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$(60)	$75	$(50)	$183
Research and development	(84)	122	(70)	295
Selling, general and administrative	(28)	47	(23)	114
Total	$(172)	$244	$(143)	$592

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance of unrealized loss on forward exchange contracts	$(25)	$(685)	$(527)	$(819)
Other comprehensive income (loss) before reclassifications	101	(162)	574	(376)
Amounts reclassified from other comprehensive income (loss)	(172)	244	(143)	592
Other comprehensive income (loss)	(71)	82	431	216
Ending balance of unrealized loss on forward exchange contracts	$(96)	$(603)	$(96)	$(603)

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

Note 12 — Segment Information

The Company is comprised of two operating segments: Software-Systems and Hardware Solutions. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Software-Systems	$11,488	$14,601	$21,637	$28,660
Hardware Solutions	23,605	46,687	51,066	87,774
Total revenues	$35,093	$61,288	$72,703	$116,434

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross margin
Software-Systems	$6,243	$9,172	$11,708	$17,960
Hardware Solutions	5,732	8,331	10,513	14,300
Corporate and other	(1,967)	(2,058)	(3,991)	(4,031)
Total gross margin	$10,008	$15,445	$18,230	$28,229

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income (loss) from operations
Software-Systems	$(1,943)	$31	$(5,216)	$811
Hardware Solutions	208	3,681	(1,078)	5,008
Corporate and other	(4,960)	(4,644)	(9,536)	(9,201)
Total loss from operations	$(6,695)	$(932)	$(15,830)	$(3,382)

Assets are not allocated to segments for internal reporting purposes. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$14,776	$44,275	$37,928	$82,040
Other North America	415	39	434	117
Asia Pacific ("APAC")	6,697	6,461	12,116	14,079
Netherlands	8,378	7,838	13,601	15,073
Other EMEA	4,827	2,675	8,624	5,125
Europe, the Middle East and Africa (“EMEA”)	13,205	10,513	22,225	20,198
Foreign Countries	20,317	17,013	34,775	34,394
Total	$35,093	$61,288	$72,703	$116,434

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2017	December 31, 2016
Property and equipment, net
United States	$4,925	$4,566
Other North America	78	129
China	369	438
India	1,881	1,580
Total APAC	2,250	2,018
Foreign Countries	2,328	2,147
Total property and equipment, net	$7,253	$6,713

Intangible assets, net
United States	$11,202	$17,575
Total intangible assets, net	$11,202	$17,575

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Customer A	21.8%	49.6%	31.9%	46.2%
Customer B	25.9%	13.4%	20.3%	13.8%
Customer C	13.7%	N/A	10.9%	N/A

The following customers accounted for more than 10% of accounts receivable:
	June 30, 2017	December 31, 2016
Customer D	20.8%	32.6%
Customer A	18.8%	10.4%
Customer B	17.4%	15.4%

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

Second Quarter 2017 Summary

As a result of our current customer concentration, the timing of large orders will vary from quarter-to-quarter and materially affect our quarterly comparisons, and given the spending patterns of these large customers, we do not expect year-on-year revenue growth every quarter. As a result, our near-term results will vary and may affect earnings when combined with the continued investment required to support the growing funnel of sales opportunities with potential and existing customers. This dynamic negatively impacted our second quarter results as consolidated revenue decreased $26.2 million and $43.7 million from the same periods in 2016.

The following is a summary-level comparison of the three months ended June 30, 2017 and 2016:

•
Revenues decreased $26.2 million to $35.1 million for the three months ended June 30, 2017 from $61.3 million for the three months ended June 30, 2016. Hardware Solutions revenue decreased $23.1 million, due to a $21.4 million decline in revenue from our DCEngine product line that was the result of non-linear ordering patterns from a tier-one U.S. service provider. Software-Systems revenue decreased by $3.1 million as the result of the timing of orders from two of our top customers.

•
Gross margin increased 330 basis points to 28.5% for the three months ended June 30, 2017 from 25.2% for the three months ended June 30, 2016. This was the result of favorable product mix given the $21.4 million decline in revenue from our DCEngine product line, which carries a lower gross margin profile relative to our other product lines.

•
R&D expense decreased by $0.3 million to $6.0 million for the three months ended June 30, 2017 from $6.3 million in 2016 and was the result of lower variable and stock-based compensation expenses recognized in 2017.

•
SG&A expense decreased $0.3 million to $8.2 million for the three months ended June 30, 2017 from $8.6 million for the three months ended June 30, 2016. This was the result of lower variable and stock-based compensation expenses recognized in 2017, partially offset by headcount growth in sales and marketing as we have accelerated hiring to support our strategic product line growth initiatives.

•
Cash and cash equivalents on June 30, 2017 increased $13.2 million to $46.2 million from $33.1 million at December 31, 2016. The increase was the result of a $20.0 million net draw on our line of credit. This increase was offset by $4.2 million in cash consumption from operations and capital expenditures of $3.2 million.

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product	75.1%	84.2%	75.7%	85.0%
Service	24.9	15.8	24.3%	15.0%
Total revenues	100.0	100.0	100.0%	100.0%
Cost of sales:
Product	51.0	62.4	55.1	63.6
Service	15.0	9.3	14.5	8.9
Amortization of purchased technology	5.5	3.1	5.3	3.3
Total cost of sales	71.5	74.8	74.9	75.8
Gross margin	28.5	25.2	25.1	24.2
Research and development	17.1	10.3	17.2	10.3
Selling, general, and administrative	23.4	14.0	24.2	13.9
Intangible asset amortization	3.6	2.1	3.5	2.2
Restructuring and other charges, net	3.5	0.3	2.0	0.7
Loss from operations	(19.1)	(1.5)	(21.8)	(2.9)
Interest expense	(0.6)	(0.3)	(0.7)	(0.2)
Other income (expense), net	(0.4)	1.7	(0.5)	1.0
Loss before income tax expense	(20.1)	(0.1)	(23.0)	(2.1)
Income tax expense	1.4	0.9	1.2	0.9
Net loss	(21.5)%	(1.0)%	(24.2)%	(3.0)%

Revenues

The following table sets forth operating segment revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Revenue
Software-Systems	$11,488	$14,601	(21.3)%	$21,637	$28,660	(24.5)%
Hardware Solutions	23,605	46,687	(49.4)	51,066	87,774	(41.8)
Total revenues	$35,093	$61,288	(42.7)%	$72,703	$116,434	(37.6)%

Software-Systems. Revenues in our Software-Systems segment declined $3.1 million and $7.0 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. Revenue from two of our top MediaEngine customers declined by $1.4 million and $4.5 million for the three and six months ended June 30, 2017 due to non-linear ordering patterns driven by the timing of network deployments from which we benefited in 2016. Additionally, FlowEngine product revenue declined $2.3 million and $5.5 million for the three and six months ended June 30, 2017 as we transition to our new SDN-enabled appliance that is expected to be deployed in the second half of 2017. These declines were partially offset by increases of $0.7 million and $3.2 million for the three and six months ended June 30, 2017 in CellEngine licensing and professional services revenue as engagements with tier-one service providers continue to increase year-on-year.

Hardware Solutions. Revenues in our Hardware Solutions segment decreased $23.1 million and $36.7 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. This was the result of a decline in DCEngine sales of $21.4 million and $27.2 million for the three and six months ended June 30, 2017 due to non-linear order patterns with our tier-one U.S. customer in support of their data center build outs. Further, we experienced expected revenue declines of $1.7 million and $9.5 million for the three and six months ended June 30, 2017 in non-core legacy hardware products.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
North America	$15,191	$44,314	(65.7)%	$38,362	$82,157	(53.3)%
Asia Pacific	6,697	6,461	3.7	12,116	14,079	(13.9)
Europe, the Middle East and Africa ("EMEA")	13,205	10,513	25.6	22,225	20,198	10.0
Total	$35,093	$61,288	(42.7)%	$72,703	$116,434	(37.6)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
North America	43.3%	72.3%	52.8%	70.6%
Asia Pacific	19.1	10.5	16.7	12.1
EMEA	37.6	17.2	30.6	17.3
Total	100.0%	100.0%	100.1%	100.0%

North America. Revenues from North America decreased $29.1 million and $43.8 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. This was due to a decline in sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products given expected non-linear order patterns and timing of this service provider's deployment schedule, which negatively impacted our 2017 first half results.

Asia Pacific. Revenues from Asia Pacific increased $0.2 million and declined $2.0 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. This was the result of lower demand for MediaEngine product from a large Asian service provider in support of their VoLTE network deployment.

EMEA. Revenues from EMEA increased $2.7 million and $2.0 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. This resulted from a $0.9 million and $1.4 million increase in MediaEngine software sales to a top channel partner. Additionally, sales to a top five customer deploying our products in medical imaging and related markets increased $0.8 million for the three months ended June 30, 2017 relative to the comparable periods of 2016.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Gross margin
Software-Systems	$6,243	$9,172	(31.9)%	$11,708	$17,960	(34.8)%
Hardware Solutions	5,732	8,331	(31.2)	10,513	14,300	(26.5)
Corporate and other	(1,967)	(2,058)	(4.4)	(3,991)	(4,031)	(1.0)
Total gross margin	$10,008	$15,445	(35.2)%	$18,230	$28,229	(35.4)%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Gross margin
Software-Systems	54.3%	62.8%	(13.5)%	54.1%	62.7%	(13.7)%
Hardware Solutions	24.3	17.8	36.5	20.6	16.3	26.4
Corporate and other	—	—	—	—	—	—
Total gross margin	28.5%	25.2%	13.1%	25.1%	24.2%	3.7%

Software-Systems. Gross margin decreased 850 basis points to 54.3% and 860 basis points to 54.1% for the three and six months June 30, 2017 from 62.8% and 62.7% in the comparable periods in 2016. This was the result of unfavorable product mix of less software-rich MediaEngine and FlowEngine product sales in the current period and proportionately higher professional services which carries a lower gross margin profile.

Hardware Solutions. Gross margin increased 650 basis points and 430 basis points to 24.3% and 20.6% for the three and six months ended June 30, 2017 from 17.8% and 16.3% in the comparable periods of 2016. The increase in margin was the result of proportionally less DCEngine sales which carry a lower margin profile than other Hardware Solution products and coupled with improved gross margins on DCEngine products due to maturing manufacturing and integration processes.

Corporate and other. Gross margin decreased $0.1 million for the three months ended and June 30, 2017 and was flat at $4.0 million for the six months ended June 30, 2017 from the comparable periods in 2016. This was the result of the recognition of intangible asset amortization, stock compensation and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Research and development	$5,994	$6,298	(4.8)%	$12,474	$11,951	4.4%
Selling, general and administrative	8,214	8,554	(4.0)	17,596	16,193	8.7
Intangible asset amortization	1,260	1,260	—	2,520	2,520	—
Restructuring and other charges, net	1,235	265	366.0	1,470	947	55.2
Total	$16,703	$16,377	2.0%	$34,060	$31,611	7.7%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $0.3 million and increased $0.5 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. The decrease for the three months ended June 30, 2017 was the result of a decrease in variable and stock-based compensation expense. The increase for the six months ended June 30, 2017 was the result of to higher salary and product related expenses in the first quarter of 2017 relative to the comparable period of 2016. Headcount decreased to 293 at June 30, 2017 from 301 at June 30, 2016.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $0.3 million and increased $1.4 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. The decrease in the three months ended June 30, 2017 was primarily due to a decrease in variable and stock-based compensation expense partially offset by additions to the sales and marketing headcount in support of our strategic revenue growth initiatives. The increase for the six months ended June 30, 2017 was primarily due to higher salary, hiring-related and marketing-related expenses in the first quarter 2017. Headcount increased to 153 at June 30, 2017 from 126 at June 30, 2016.

Intangible Asset Amortization

Intangible asset amortization for the three and six months ended June 30, 2017 was unchanged from the comparable periods in 2016 due to routine amortization of acquired intangible assets. During the quarter ended June 30, 2017, we analyzed our long-lived assets for impairment and concluded that there was none.

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

Restructuring and other charges, net increased $1.0 million and $0.5 million to $1.2 million and $1.5 million for the three and six months ended June 30, 2017 from $0.3 million and $0.9 million in the comparable periods in 2016.

Restructuring and other charges, net for the three months ended June 30, 2017 include the following:

•
$1.2 million net expense relating to the severance for 28 employees primarily in North America and Asia in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy.

Restructuring and other charges, net for the three months ended June 30, 2016 include the following:

•	$0.1 million net expense relating to the severance for 2 employees; and

•	$0.1 million integration-related net expense principally associated with asset disposals and subsidiary liquidations resulting from resource and site consolidation actions.

Restructuring and other charges, net for the six months ended June 30, 2017, include the following:

•
$1.3 million net expense relating to the severance for 30 employees primarily in North America and Asia in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy; and

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

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Cost of sales	$40	$131	(69.5)%	$137	$177	(22.6)%
Research and development	113	285	(60.4)	343	438	(21.7)
Selling, general and administrative	385	776	(50.4)	1,212	1,265	(4.2)
Total	$538	$1,192	(54.9)%	$1,692	$1,880	(10.0)%

Stock-based compensation expense decreased by $0.7 million and $0.2 million for the three and six months ended June 30, 2017 from the comparable periods in 2016 primarily as a result of the timing of new performance-based awards and restricted stock units granted in 2016 and 2017. In the second quarter of 2017, no stock compensation expense was recognized for the PRSUs described in Note 10 - Stock-based Compensation as it was deemed not probable that the performance targets would be achieved as of June 30, 2017.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Income (loss) from operations
Software-Systems	$(1,943)	$31	(6,367.7)%	$(5,216)	$811	(743.2)%
Hardware Solutions	208	3,681	(94.3)	(1,078)	5,008	(121.5)
Corporate and other	(4,960)	(4,644)	6.8	(9,536)	(9,201)	3.6
Total income (loss) from operations	$(6,695)	$(932)	618.3%	$(15,830)	$(3,382)	368.1%

Software-Systems. Income (loss) from operations declined by $2.0 million and $6.0 million to a loss of $1.9 million and $5.2 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. This was the result of the previously described $2.9 million and $6.3 million declines in gross margin over the comparable periods in 2016.

Hardware Solutions. Income (loss) from operations declined by $3.5 million and $6.1 million to income of $0.2 million and a loss of $1.1 million for the three and six months ended June 30, 2017 from the comparable periods in 2016. This was the result of the previously described declines in gross margin of $2.6 million and $3.8 million as well as increased operating expenses related to increased headcount in both R&D and SG&A tied to supporting our ongoing growth initiatives.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations increased by $0.3 million to $5.0 million and $9.5 million for the three and six months ended June 30, 2017 from the comparable periods in 2016 due to the increase in restructuring expense.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Interest expense	$(224)	$(159)	40.9%	$(496)	$(276)	79.7%
Interest income	44	46	(4.3)	89	84	6.0
Other income (expense), net	(174)	1,023	(117.0)	(516)	1,124	(145.9)
Total	$(354)	$910	(138.9)%	$(923)	$932	(199.0)%

Interest Expense

Interest expense includes interest incurred on our revolving line of credit. The increase in interest expense for the three and six months ended June 30, 2017 from the comparable periods in 2016 was the result of increased intra-quarter draws on our line of credit for working capital needs.

Other Income, Net

For the three and six months ended June 30, 2017, other income declined $1.2 million and $1.6 million from the comparable periods in 2016. The decrease was due to currency movements, primarily the Indian Rupee and Chinese Yuan, against the US Dollar as well as a $0.4 million gain recognized in the three months ended June 30, 2016 on the realization of cumulative translation adjustments associated with the liquidation of three foreign entities.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Income tax expense	$505	$569	(11.2)%	$809	$1,106	(26.9)%

We recorded tax expense of $0.5 million and $0.8 million for the three and six months ended June 30, 2017. Our effective tax rates for the three months ended June 30, 2017 and 2016 were 7.2% and 2,586.4%, respectively. The effective tax rate fluctuation was due to an increase of $7.0 million in net loss before income tax expense as well as income tax rate differences among the jurisdictions in which pretax income (loss) is generated, as well as the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Cash and cash equivalents	$46,248	$33,087	$30,926
Working capital	24,462	32,974	34,727
Accounts receivable, net	43,586	38,378	43,005
Inventories, net	14,748	20,021	23,301
Accounts payable	23,862	20,805	24,740
Line of credit	45,000	25,000	25,000

Cash Flows

As of June 30, 2017, the amount of cash held by our foreign subsidiaries was $10.4 million. We do not permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents increased by $13.2 million to $46.2 million as of June 30, 2017 from $33.1 million as of December 31, 2016. Activities impacting cash and cash equivalents were as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Operating Activities
Net loss	(17,562)	$(3,556)
Non-cash adjustments	11,567	11,094
Changes in operating assets and liabilities	1,813	(6,915)
Cash provided by operating activities	(4,182)	623
Cash used in investing activities	(3,158)	(1,130)
Cash provided by financing activities	20,086	10,479
Effects of exchange rate changes	415	190
Net increase (decrease) in cash and cash equivalents	$13,161	$10,162

Cash used in operating activities during the six months ended June 30, 2017 was $4.2 million. For the six months ended June 30, 2017, primary impacts to changes in our working capital consisted of the following:

•	Accounts receivable increased $5.2 million due to the timing of collections and shipments to a tier-one U.S. service provider associated with DCEngine sales;

•	Inventories decreased $4.8 million as the result of the aforementioned DCEngine sales;

•	Accounts payable increased $3.2 million relating to increased payables to our contract manufacturer due to the timing of fulfilling inventory orders;

•	Accrued wages and bonuses decreased $2.3 million due to the payment of accrued severance and accrued bonuses.

•	Short-term and long-term deferred revenue decreased $1.9 million due to the recognition of deferred service contracts.

Cash used in investing activities during the six months ended June 30, 2017 of $3.2 million was associated with ongoing capital expenditures.

Cash generated in financing activities during the six months ended June 30, 2017 of $20.1 million was primarily due to a $20.0 million net draw on our Silicon Valley Bank line of credit. During the first quarter of 2017, our gross borrowings were $78.0 million and we repaid $58.0 million of the borrowing within the period. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

Line of Credit

Our primary source of liquidity, aside from our current working capital, is our ability to borrow under our revolving credit facility. As of June 30, 2017 and December 31, 2016, we had an outstanding balance of $45.0 million and $25.0 million. Under the revolving credit facility, we may borrow up to $55.0 million in non-formula advances at fiscal quarter ends, provided that such an advance must be repaid on or before the first business day after the applicable fiscal quarter end and subject to the satisfaction of certain other conditions. At June 30, 2017, we utilized the quarter end availability feature to borrow beyond our available borrowing base of $31.4 million. At June 30, 2017, we were in compliance with all covenants under our revolving credit facility. See Note 6 - Short-Term Borrowings for additional information regarding our revolving credit facility.

Contractual Obligations

Our contractual obligations as of December 31, 2016 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. For the three months ended June 30, 2017, there have been no material changes in our contractual obligations outside the ordinary course of business. As of June 30, 2017, we have agreements regarding foreign currency forward contracts with total contractual values of $16.7 million that mature through 2017.

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

Liquidity Outlook

At June 30, 2017, our cash and cash equivalents amounted to $46.2 million. We believe our current cash and cash equivalents, cash expected to be generated from operations, available borrowings under our Silicon Valley Bank line of credit and availability under our $100.0 million unallocated shelf registration statement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, to accelerate our growth objectives, we may, among other available options, raise additional capital in the public or private markets or pursue alternative financing arrangements. If we become unable to comply with various covenants under our SVB line of credit due to expected declines in orders and shipments predominantly associated with our DCEngine products and the timing of orders from our large high-margin Software-Systems customers, without an amendment or waiver, our liquidity outlook could be adversely impacted. We continue to pursue a number of actions to improve our cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and we are considering all available strategic alternatives and financing possibilities, including, without limitation, the incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.

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
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We do not plan to early adopt, and accordingly, we will adopt the new standard effective January 1, 2018. We plan to adopt using the modified retrospective approach.
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

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes during the three months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of June 30, 2017 the total notional or contractual value of the contracts we held was $16.7 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.6 million, decreasing our Indian Rupee hedge asset as of June 30, 2017, to $2.3 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.6 million, decreasing our hedge asset as of June 30, 2017 to a liability of $0.9 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended June 30, 2017, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following risk factor supplements those contained in our Annual Report on Form 10-K for the year ended December 31, 2016:

If we fail to comply with certain covenants in our revolving credit facility, our capital resources may be adversely affected.
Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under our revolving credit facility or other financing. Our recent financial results have been, and our future financial results are expected to be, subject to substantial fluctuations impacted by business conditions and macroeconomic factors.  Our access to and the cost of capital resources could be negatively impacted if we do not meet existing financial covenants under our revolving credit facility absent an amendment or waiver. In addition, events could occur which could increase our need for cash above current levels.  There can be no assurances that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the revolving credit facility that, if we cannot comply with our financial covenants, our lenders will not agree to an amendment or waiver of such covenants, or that we will be able to obtain other financing when liquidity needs arise. If our current revolving credit agreement were to become unavailable, we would need to obtain additional sources of funding, which may only be available under less favorable terms, if at all, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Second Amendment to the Credit Agreement, dated June 30, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2017 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	August 3, 2017	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	August 3, 2017	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Second Amendment to the Credit Agreement, dated June 30, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2017 (SEC File No. 000-26844).

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