Form 10-Q
period 2017-09-30
RADISYS CORP
filed 2017-11-08
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of November 3, 2017: 39,148,753

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product	$20,641	$46,175	$75,680	$145,122
Service	8,132	9,222	25,796	26,709
Total revenue	28,773	55,397	101,476	171,831
Cost of sales:
Product	20,361	33,997	60,450	107,937
Service	5,291	5,228	15,821	15,639
Amortization of purchased technology	1,926	1,926	5,780	5,780
Total cost of sales	27,578	41,151	82,051	129,356
Gross margin	1,195	14,246	19,425	42,475
Research and development	5,639	6,093	18,113	18,044
Selling, general and administrative	7,849	8,321	25,445	24,514
Intangible asset amortization	289	1,260	2,809	3,780
Restructuring and other charges, net	1,344	655	2,814	1,602
Loss from operations	(13,926)	(2,083)	(29,756)	(5,465)
Interest expense	(431)	(116)	(927)	(392)
Other income (expense), net	(116)	255	(543)	1,463
Loss before income tax expense	(14,473)	(1,944)	(31,226)	(4,394)
Income tax expense	938	694	1,747	1,800
Net loss	$(15,411)	$(2,638)	$(32,973)	$(6,194)
Net loss per share:
Basic	$(0.39)	$(0.07)	$(0.85)	$(0.17)
Diluted	$(0.39)	$(0.07)	$(0.85)	$(0.17)
Weighted average shares outstanding:
Basic	39,087	38,056	38,922	37,402
Diluted	39,087	38,056	38,922	37,402

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(15,411)	$(2,638)	$(32,973)	$(6,194)
Other comprehensive income:
Translation adjustments gain (loss)	299	78	1,309	(277)
Net adjustment for fair value of hedge derivatives, net of tax	(242)	249	189	465
Other comprehensive income	57	327	1,498	188
Comprehensive loss	$(15,354)	$(2,311)	$(31,475)	$(6,006)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,682	$33,087
Accounts receivable, net	33,854	38,378
Other receivables	4,268	4,161
Inventories, net	11,055	20,021
Other current assets	2,079	2,990
Total current assets	63,938	98,637
Property and equipment, net	7,131	6,713
Intangible assets, net	8,986	17,575
Long-term deferred tax assets, net	944	1,117
Other assets	1,928	4,143
Total assets	$82,927	$128,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,565	$20,805
Accrued wages and bonuses	3,327	6,572
Deferred revenue	5,556	5,715
Line of credit	15,000	25,000
Other accrued liabilities	7,830	7,571
Total current liabilities	52,278	65,663
Long-term liabilities:
Other long-term liabilities	5,481	5,966
Total long-term liabilities	5,481	5,966
Total liabilities	57,759	71,629
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 39,149 and 38,521 shares issued and outstanding at September 30, 2017 and December 31, 2016	341,780	339,715
Accumulated deficit	(316,551)	(281,600)
Accumulated other comprehensive loss:
Cumulative translation adjustments	277	(1,032)
Unrealized loss on hedge instruments	(338)	(527)
Total accumulated other comprehensive loss	(61)	(1,559)
Total shareholders’ equity	25,168	56,556
Total liabilities and shareholders’ equity	$82,927	$128,185

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,973)	$(6,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,396	12,775
Inventory valuation allowance and adverse purchase commitment charges	7,900	2,670
Deferred income taxes	527	(11)
Stock-based compensation expense	1,816	2,867
Loss (gain) on the liquidation of foreign subsidiaries	313	(421)
Other	216	163
Changes in operating assets and liabilities:
Accounts receivable	4,530	4,357
Other receivables	(44)	7,663
Inventories, net	2,732	7,760
Accounts payable	(26)	(11,265)
Accrued restructuring	(529)	(380)
Accrued wages and bonuses	(3,115)	(2,313)
Deferred revenue	(1,157)	(14,738)
Other	831	(293)
Net cash provided by (used in) operating activities	(6,583)	2,640
Cash flows from investing activities:
Capital expenditures	(4,544)	(3,420)
Net cash used in investing activities	(4,544)	(3,420)
Cash flows from financing activities:
Borrowings on line of credit	84,000	74,500
Payments on line of credit	(94,000)	(64,500)
Net settlement of restricted shares	(204)	(3,259)
Other financing activities	499	538
Net cash provided by (used in) financing activities	(9,705)	7,279
Effect of exchange rate changes on cash	427	216
Net increase (decrease) in cash and cash equivalents	(20,405)	6,715
Cash and cash equivalents, beginning of period	33,087	20,764
Cash and cash equivalents, end of period	$12,682	$27,479
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$731	$410
Income taxes	$928	$864
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2016 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2017. The Company recognized a tax charge of $2.0 million related to intra-entity transactions other than inventory which could not be previously recognized. The unrecognized tax charge is reflected as an adjustment to retained earnings.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU in the first quarter of 2017. Upon adoption, the Company no longer uses a forfeiture rate in the calculation of stock based compensation expense. The impact of this election did not result in a significant charge to retained earnings from applying an estimated forfeiture rate in previous periods. The balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings and included changes to the valuation allowance as a result of the adoption. The Company has excess tax benefits for which a benefit could not be previously recognized of $4.5 million. Due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the financial statements beyond disclosure as a result of this adoption.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$301	—	$301	—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$94	—	$94	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable, gross	$33,902	$38,433
Less: allowance for doubtful accounts	(48)	(55)
Accounts receivable, net	$33,854	$38,378

As of September 30, 2017 and December 31, 2016, the balance in other receivables was $4.3 million and $4.2 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$21,125	$24,805
Work-in-process	—	12
Finished goods	4,589	5,005
	25,714	29,822
Less: inventory valuation allowance	(14,659)	(9,801)
Inventories, net	$11,055	$20,021

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned gross inventory, consisting of raw materials and finished goods was $11.3 million and $11.8 million at September 30, 2017 and December 31, 2016.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company was contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after it aged for 365 days. All transferred inventory not consumed was repurchased by the Company in 2016. The Company is also contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. All of the Company's consigned inventory was held by its contract manufacturing partner as of September 30, 2017 and December 31, 2016. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 7 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Inventory, net	$5,763	$1,570	$6,249	$4,073
Adverse purchase commitments(A)	1,278	(289)	1,651	(1,403)
Net charges (B)	$7,041	$1,281	$7,900	$2,670

(A)
When the Company takes possession of inventory reserved for under the adverse purchase liability (Note 7 — Commitments and Contingencies), the associated liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance.

(B)
The increase for the three and nine months ended September 30, 2017 was the result of an inventory charge taken in the current period due to last-time buys from customers for legacy embedded product lines in conjunction with the Company's decision to change contract manufacturers in Asia.

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Employee-related restructuring expenses	$1,061	$655	$2,318	$1,456
Integration-related and other non-recurring expenses	226	—	439	146
Facility reductions	57	—	57	—
Restructuring and other charges, net	$1,344	$655	$2,814	$1,602

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

For the three months ended September 30, 2017, the Company recorded the following restructuring charges:

•
$1.1 million net expense relating to the severance for 57 employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with the Company's go-forward strategy. An additional $1.0 million of expense will be recognized over a portion of the notified employees’ respective service terms that span up to the next three quarters;

•	$0.2 million in non-recurring legal expenses; and

•	$0.1 million in facility reductions.

For the three months ended September 30, 2016, the Company recorded the following restructuring and other charges:

•
$0.7 million net expense relating to the severance for 9 employees whose positions were primarily in North America due to the transition of the Company's supply chain operations to third party integration partners.

For the nine months ended September 30, 2017, the Company recorded the following restructuring charges:

•
$2.3 million net expense relating to the severance for 87 employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with the Company's go-forward strategy;

•	$0.4 million in non-recurring legal expenses associated with closing a strategic agreement with a MediaEngine channel partner; and

•	$0.1 million in facility reductions.

For the nine months ended September 30, 2016, the Company recorded the following restructuring and other charges:

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

Accrued restructuring, which is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2016	$1,347	$90	$1,437
Additions	2,484	57	2,541
Reversals	(166)	—	(166)
Expenditures	(2,757)	(147)	(2,904)
Balance accrued as of September 30, 2017	$908	$—	$908

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

On September 19, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with Silicon Valley Bank (“SVB”), as administrative agent, and the other lenders party thereto. The Credit Agreement replaces the Company’s Third Amended and Restated Loan and Security Agreement with SVB, dated March 14, 2014. On September 5, 2017, the Company entered into the Third Amendment to the Credit Agreement. The following takes into account the terms per the agreement as amended on September 5, 2017.

The Credit Agreement provides for a revolving loan commitment of $30.0 million and has a stated maturity date of September 19, 2019. The Credit Agreement includes a $10.0 million sub-limit for swingline loans and a $5.0 million sub-limit for letters of credit. The Credit Agreement also includes an accordion feature that allows the Company, at any time, to increase the aggregate revolving loan commitments by up to an additional $25.0 million, subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase.

Borrowings under the Credit Agreement are subject to a borrowing base, which is a formula based upon certain eligible accounts receivable plus a non-formula amount if the Company meets certain liquidity requirements. The principal amount of revolving loans and letters of credit outstanding at any time cannot exceed the lesser of (i) the revolving commitments in effect at such time, and (ii) the sum of the Borrowing Base (as defined in the Credit Agreement) and $2.5 million. Eligible accounts receivable include 85% of certain U.S. accounts receivable and 75% of certain foreign accounts receivable (85% in certain cases).

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

In addition, commencing on September 5, 2017, the applicable per annum interest rate on the revolving loans outstanding under the Credit Agreement will be increased by 0.50% until the earlier of either (i) Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for two consecutive quarters is greater than or equal to $0 or (ii) the Company raises $15.0 million or more in capital from a source other than the Company or its subsidiaries.

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

The Company paid a total of $0.4 million loan origination (and loan modification) fees which were capitalized and will be expensed over the term of the Credit Agreement.

The Credit Agreement requires that the Company comply with financial covenants requiring the Company to maintain a minimum monthly Liquidity Ratio (as defined in the Credit Agreement), measured as of the last day of the applicable month, as follows:

Month Ended	Minimum Liquidity Ratio
8/31/17 through 12/31/17	1.50:1.00
1/31/18 and 2/28/18	1.35:1.00
3/31/2018	1.50:1.00
4/30/18 and 5/31/18	1.35:1.00
6/30/18 and Thereafter	1.50:1.00

Additionally, the Credit Agreement requires the Company to maintain a minimum trailing twelve months Consolidated Adjusted EBITDA in the third and fourth quarter of fiscal year 2017 and each quarter of fiscal year 2018 as follows:

Quarter Ending	Minimum Consolidated Adjusted EBITDA
9/30/17	($4,500,000)
12/31/17	($5,500,000)
3/31/18	($5,000,000)
6/30/18	($5,000,000)
9/30/18	$0
12/31/18	$2,000,000

The Credit Agreement also provides limits for the add-back of certain restructuring costs on a trailing twelve month basis in the calculation of Consolidated Adjusted EBITDA as follows:

12 Month Period Ended	Restructuring Costs
9/30/17	$10,786,000 (inclusive of the quarter ending 9/30/17 non-cash inventory write down)
12/31/17	$10,471,000
3/31/18	$12,235,000
6/30/18	$11,000,000
9/30/18	$3,000,000
12/31/18	$2,000,000

The Credit Agreement also provides that following fiscal year 2017, SVB, as administrative agent, and the required lenders under the Credit Agreement will re-set the required minimum Consolidated Adjusted EBITDA levels for the periods tested in fiscal year 2019.

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

As of September 30, 2017 and December 31, 2016, the Company had an outstanding balance of $15.0 million and $25.0 million under the Credit Agreement. At September 30, 2017, the Company's gross borrowing availability was $19.4 million and the Company was in compliance with all covenants under the Credit Agreement.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $2.0 million and $0.3 million as of September 30, 2017 and December 31, 2016.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2017.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Warranty liability balance, beginning of the period	$1,821	$2,553
Product warranty accruals	346	985
Utilization of accrual	(850)	(1,489)
Warranty liability balance, end of the period	$1,317	$2,049

At September 30, 2017 and December 31, 2016, $1.0 million and $1.5 million of the warranty liability balance was included in other accrued liabilities and $0.3 million and $0.4 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Liquidity Outlook

At September 30, 2017, the Company's cash and cash equivalents amounted to $12.7 million. The Company believes current cash and cash equivalents, cash expected to be generated from operations, available borrowings under the Silicon Valley Bank line of credit and availability under the $100.0 million unallocated shelf registration statement will satisfy the short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with present business operations. The Company believes current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, to accelerate growth objectives, the Company may, among other available options, raise additional capital in the public or private markets or pursue alternative financing arrangements. If the Company becomes unable to comply with various covenants under the SVB line of credit due to expected declines in orders and shipments predominantly associated with DCEngine products and the timing of orders from large high-margin Software-Systems customers, without an amendment or waiver, the liquidity outlook could be adversely impacted. The Company continues to pursue a number of actions to improve cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and the Company is considering all available strategic alternatives and financing possibilities, including, without limitation, the incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.

Note 8 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net loss	$(15,411)	$(2,638)	$(32,973)	$(6,194)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	39,087	38,056	38,922	37,402
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	39,087	38,056	38,922	37,402
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	39,087	38,056	38,922	37,402
Net loss per share
Basic	$(0.39)	$(0.07)	$(0.85)	$(0.17)
Diluted	$(0.39)	$(0.07)	$(0.85)	$(0.17)

(A)	For the three and nine months ended September 30, 2017 and 2016, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	3,527	3,951	3,527	3,951
Restricted stock units	639	130	639	130
Performance-based restricted stock units (B)	999	851	999	851
Total equity award shares excluded	5,165	4,932	5,165	4,932

(B)	Performance-based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 9 — Income Taxes

The Company's effective tax rate for the three months ended September 30, 2017 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at September 30, 2017. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.0 million and $1.1 million at September 30, 2017 and December 31, 2016. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $3.7 million at September 30, 2017. The related interest and penalties were $0.9 million and $0.2 million. The uncertain tax positions, including interest and penalties, that are reasonably possible to decrease in the next twelve months are approximately $0.2 million.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005, 2006, 2008 and 2011. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2017. The Company is currently under tax examination in Canada. The periods covered under examination in Canada are the Company's financial years 2013, 2014, 2015 and 2016. No examination adjustments have been proposed. As of September 30, 2017, the Company is not under examination by tax authorities in any other jurisdictions.

Note 10 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	30	148	30	1,459
Restricted stock units	20	—	677	97
Performance-based restricted stock awards (A)	20	55	690	900
Total	70	203	1,397	2,456

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

For the period ended September 30, 2017, management assessed it was no longer probable that the 2016 and 2017 PRSU award targets would be achieved. This resulted in a reversal of $0.4 million of stock compensation expense recorded in the first quarter of 2017 and thus, no expense associated with these awards was recognized in the nine months ended September 30, 2017.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$(3)	$124	$134	$301
Research and development	22	238	365	676
Selling, general and administrative	105	625	1,317	1,890
Total	$124	$987	$1,816	$2,867

Note 11 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of September 30, 2017 and December 31, 2016, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2017 and 2016, the Company had no hedge ineffectiveness.

During the three and nine months ended September 30, 2017 the Company entered into 6 and 18 new foreign currency forward contracts, with total contractual values of $3.6 million and $10.5 million. During the three and nine months ended

September 30, 2016, the Company entered into 9 and 30 new foreign currency contracts, with total contractual values of $3.2 million and $9.8 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2017 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$16,346	Other current assets	$301	$—

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

The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$(48)	$39	$(98)	$222
Research and development	(67)	60	(137)	355
Selling, general and administrative	(22)	23	(45)	137
Total	$(137)	$122	$(280)	$714

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance of unrealized loss on forward exchange contracts	$(96)	$(603)	$(527)	$(819)
Other comprehensive income (loss) before reclassifications	(105)	127	469	(249)
Amounts reclassified from other comprehensive income (loss)	(137)	122	(280)	714
Other comprehensive income (loss)	(242)	249	189	465
Ending balance of unrealized loss on forward exchange contracts	$(338)	$(354)	$(338)	$(354)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $1.0 million currently recorded as accumulated other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 12 — Segment Information

The Company is comprised of two operating segments: Software-Systems and Hardware Solutions. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems is comprised of three product lines: FlowEngine, MediaEngine and MobilityEngine, each of which delivers software-centric solutions to service providers.

•	Hardware Solutions. Hardware Solutions includes the Company's DCEngine products and legacy embedded product portfolio which includes hardware solutions targeted for service providers.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Software-Systems	$11,306	$10,441	$32,943	$39,101
Hardware Solutions	17,467	44,956	68,533	132,730
Total revenues	$28,773	$55,397	$101,476	$171,831

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross margin
Software-Systems	$5,420	$6,226	$17,128	$24,186
Hardware Solutions	(2,302)	10,070	8,211	24,370
Corporate and other	(1,923)	(2,050)	(5,914)	(6,081)
Total gross margin	$1,195	$14,246	$19,425	$42,475

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income (loss) from operations
Software-Systems	$(2,358)	$(2,201)	$(7,574)	$(1,390)
Hardware Solutions	(7,885)	4,946	(8,963)	9,954
Corporate and other	(3,683)	(4,828)	(13,219)	(14,029)
Total loss from operations	$(13,926)	$(2,083)	$(29,756)	$(5,465)

Assets are not allocated to segments for internal reporting purposes. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$11,223	$34,497	$49,151	$116,537
Other North America	269	44	703	161
Asia Pacific ("APAC")	5,703	7,946	17,819	22,025
Netherlands	7,849	8,197	21,450	23,270
Other EMEA	3,729	4,713	12,353	9,838
Europe, the Middle East and Africa (“EMEA”)	11,578	12,910	33,803	33,108
Foreign Countries	17,550	20,900	52,325	55,294
Total	$28,773	$55,397	$101,476	$171,831

Long-lived assets by geographic area are as follows (in thousands):

	September 30, 2017	December 31, 2016
Property and equipment, net
United States	$5,020	$4,566
Other North America	55	129
China	354	438
India	1,702	1,580
Total APAC	2,056	2,018
Foreign Countries	2,111	2,147
Total property and equipment, net	$7,131	$6,713

Intangible assets, net
United States	$8,986	$17,575
Total intangible assets, net	$8,986	$17,575

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer B	30.3%	15.5%	23.1%	14.4%
Customer A	N/A	33.7%	25.5%	42.1%
Customer C	17.7%	N/A	12.8%	N/A

The following customers accounted for more than 10% of accounts receivable:
	September 30, 2017	December 31, 2016
Customer B	22.4%	15.4%
Customer D	21.7%	32.6%
Customer C	10.2%	N/A
Customer A	N/A	10.4%

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

◦
MobilityEngine (previously disclosed as CellEngine) software provides the enabling technology for fifth generation radio access networks (“5G RAN”) and is optimized for spectrum utilization, densification and network slicing to serve multiple users for mobility, latency and capacity. This builds on MobilityEngine’s portfolio of existing solutions for Radio Access Networks (“RAN”) and Evolved Packet Core (“EPC”) for Long-Term Evolution (“LTE”), LTE-Advanced and LTE-Advanced pro. An emerging area of focus is the Internet of Things (“IoT”) market for lower power wireless area networks which are enabled by Category M1 (“Cat-M1”) and Narrowband IoT. MobilityEngine software is licensed to Original Equipment Manufacturers (“OEMS”), Original Design Manufacturers (“ODMs”) and operators who are building solutions for femtocells, small cells, metrocells, picocells as well as in-building, stadium and smart cities leveraging centralized RAN (“CRAN”). Additionally, we leverage our MobilityEngine technology to enable applications to capture share in adjacent markets such as aerospace and defense, public safety and test and measurement.

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

Third Quarter 2017 Summary

Due to our meaningful current customer concentration and spending patterns of our large customers, the timing of orders will vary from quarter-to-quarter and materially affect our quarterly comparisons, and as a result, we do not expect year-on-year revenue growth every quarter. Our near-term results will vary and may affect earnings when combined with the continued investment required to support the funnel of sales opportunities with potential and existing customers. This dynamic negatively impacted our third quarter results as consolidated revenue decreased $26.6 million from the same period in 2016.

The following is a summary-level comparison of the three months ended September 30, 2017 and 2016:

•
Revenues decreased $26.6 million to $28.8 million for the three months ended September 30, 2017 from $55.4 million for the three months ended September 30, 2016. Hardware Solutions revenue decreased $27.5 million, due to a $18.7 million decline in revenue from our DCEngine product line that was the result of program timing and spending patterns from a tier-one U.S. service provider and coupled with expected declines in our legacy embedded products portfolio. Software-Systems revenue increased modestly over prior year resulting from growth in our FlowEngine product line.

•
Gross margin decreased 2,150 basis points to 4.2% for the three months ended September 30, 2017 from 25.7% for the three months ended September 30, 2016. This was the result of a $7.0 million inventory charge in the current period due to last-time buys from customers for legacy embedded products and coupled with our decision to change contract manufacturers in Asia.

•
R&D expense decreased by $0.5 million to $5.6 million for the three months ended September 30, 2017 from $6.1 million in 2016 and was the result of lower variable and stock-based compensation expenses recognized in 2017.

•
SG&A expense decreased $0.5 million to $7.8 million for the three months ended September 30, 2017 from $8.3 million for the three months ended September 30, 2016. This was the result of lower variable and stock-based compensation expenses recognized in 2017 and offset by headcount growth in sales and marketing.

•
Cash and cash equivalents on September 30, 2017 decreased $20.4 million to $12.7 million from $33.1 million at December 31, 2016. The decrease was the result of a $10.0 million net pay-down on our line of credit, $6.6 million in cash consumption from operations and capital expenditures of $4.5 million.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product	71.7%	83.4%	74.6%	84.5%
Service	28.3	16.6	25.4	15.5
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Product	70.8	61.4	59.6	62.8
Service	18.4	9.4	15.6	9.1
Amortization of purchased technology	6.6	3.5	5.7	3.4
Total cost of sales	95.8	74.3	80.9	75.3
Gross margin	4.2	25.7	19.1	24.7
Research and development	19.6	11.0	17.8	10.5
Selling, general, and administrative	27.3	15.0	25.1	14.3
Intangible asset amortization	1.0	2.3	2.7	2.2
Restructuring and other charges, net	4.7	1.2	2.8	0.9
Loss from operations	(48.4)	(3.8)	(29.3)	(3.2)
Interest expense	(1.5)	(0.2)	(0.9)	(0.2)
Other income (expense), net	(0.4)	0.5	(0.4)	0.9
Loss before income tax expense	(50.3)	(3.5)	(30.6)	(2.5)
Income tax expense	3.3	1.3	1.9	1.1
Net loss	(53.6)%	(4.8)%	(32.5)%	(3.6)%

Revenues

The following table sets forth operating segment revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Revenue
Software-Systems	$11,306	$10,441	8.3%	$32,943	$39,101	(15.7)%
Hardware Solutions	17,467	44,956	(61.1)	68,533	132,730	(48.4)
Total revenues	$28,773	$55,397	(48.1)%	$101,476	$171,831	(40.9)%

Software-Systems. Revenues in our Software-Systems segment increased $0.9 million for the three months ended September 30, 2017 from the comparable period in 2016. This was driven by an increase in FlowEngine product revenue tied to initial shipments of our new SDN-enabled appliance and continued commercial deployment of our product by a tier-one U.S. service provider.

Revenues in our Software-Systems segment decreased $6.2 million for the nine months ended September 30, 2017 from the comparable period in 2016. Revenue from two of our top MediaEngine customers declined by $5.7 million for the nine months ended September 30, 2017 due to non-linear ordering patterns driven by the timing of network deployments from which we benefited in 2016. Additionally, FlowEngine product revenue declined $4.2 million for the nine months ended September 30, 2017 as we transition to our new SDN-enabled appliance that we began to deploy in the third quarter of 2017. These declines were offset by increases of $3.8 million for the nine months ended September 30, 2017 in MobilityEngine licensing and professional services revenue as engagements with tier-one service providers continue to increase year-on-year.

Hardware Solutions. Revenues in our Hardware Solutions segment decreased $27.5 million and $64.2 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. This was the result of a decline in DCEngine sales of $18.7 million and $45.9 million for the three and nine months ended September 30, 2017 due to program timing with our tier-one U.S. customer in support of their data center build outs for storage applications. Further, we experienced expected revenue declines of $8.8 million and $18.3 million for the three and nine months ended September 30, 2017 in non-core legacy hardware products.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
North America	$11,492	$34,541	(66.7)%	$49,854	$116,698	(57.3)%
Asia Pacific	5,703	7,946	(28.2)	17,819	22,025	(19.1)
Europe, the Middle East and Africa ("EMEA")	11,578	12,910	(10.3)	33,803	33,108	2.1
Total	$28,773	$55,397	(48.1)%	$101,476	$171,831	(40.9)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
North America	39.9%	62.4%	49.1%	67.9%
Asia Pacific	19.8	14.3	17.6	12.8
EMEA	40.3	23.3	33.3	19.3
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from North America decreased $23.0 million and $66.8 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. This was due to a decline in sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products given timing of this service provider's deployment schedule, which negatively impacted our 2017 results.

Asia Pacific. Revenues from Asia Pacific decreased $2.2 million and $4.2 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. This was the result of deployment timing for MediaEngine product from a large Asian service provider in support of their VoLTE network deployment which commercially launched in 2016.

EMEA. Revenues from EMEA decreased $1.3 million and increased $0.7 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. This resulted from the timing of MediaEngine software sales to a top channel partner and the timing of shipments to a top five customer deploying our products in medical imaging and related markets.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Gross margin
Software-Systems	$5,420	$6,226	(12.9)%	$17,128	$24,186	(29.2)%
Hardware Solutions	(2,302)	10,070	(122.9)	8,211	24,370	(66.3)
Corporate and other	(1,923)	(2,050)	(6.2)	(5,914)	(6,081)	(2.7)
Total gross margin	$1,195	$14,246	(91.6)%	$19,425	$42,475	(54.3)%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Gross margin
Software-Systems	47.9%	59.6%	(19.6)%	52.0%	61.9%	(16.0)%
Hardware Solutions	(13.2)	22.4	(158.9)	12.0	18.4	(34.8)
Corporate and other	—	—	—	—	—	—
Total gross margin	4.2%	25.7%	(83.7)%	19.1%	24.7%	(22.7)%

Software-Systems. Gross margin decreased 1,170 basis points to 47.9% and 990 basis points to 52.0% for the three and nine months September 30, 2017 from 59.6% and 61.9% in the comparable periods in 2016. This was the result of the timing of professional services program revenue with a tier-one customer.

Hardware Solutions. Gross margin decreased 3,560 basis points and 640 basis points to (13.2)% and 12.0% for the three and nine months ended September 30, 2017 from 22.4% and 18.4% in the comparable periods of 2016. This was the result of an inventory charge taken in the current period due to last-time buys from customers for legacy embedded product lines in conjunction with our decision to change contract manufacturers in Asia.

Corporate and other. Gross margin increased $0.1 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016 as a result of a decrease in stock compensation expense. Items in Corporate and other cost of sales includes intangible asset amortization, stock compensation, and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Research and development	$5,639	$6,093	(7.5)%	$18,113	$18,044	0.4%
Selling, general and administrative	7,849	8,321	(5.7)	25,445	24,514	3.8
Intangible asset amortization	289	1,260	(77.1)	2,809	3,780	(25.7)
Restructuring and other charges, net	1,344	655	105.2	2,814	1,602	75.7
Total	$15,121	$16,329	(7.4)%	$49,181	$47,940	2.6%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $0.5 million and increased $0.1 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. The decrease for the three months ended September 30, 2017 was the result of a decrease in variable and stock-based compensation expense. The slight increase for the nine months ended September 30, 2017 was the result of higher salary and product development related expenses in the first quarter of 2017 relative to the comparable period of 2016 associated with new product development initiatives. Headcount decreased to 281 at September 30, 2017 from 313 at September 30, 2016.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $0.5 million and increased $0.9 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. The decrease in the three months ended September 30, 2017 was primarily due to a decrease in variable, commission and stock-based compensation expense partially offset by additions to the sales and marketing headcount in support of our strategic revenue growth initiatives. The increase for the nine months ended September 30, 2017 was due to higher salary, hiring-related and marketing-related expenses in the first quarter of 2017. Headcount increased to 141 at September 30, 2017 from 132 at September 30, 2016.

Intangible Asset Amortization

Intangible asset amortization for the three and nine months ended September 30, 2017 decreased $1.0 million from the comparable periods in 2016 due to several assets reaching the end of their useful lives. During the quarter ended September 30, 2017, we analyzed our long-lived assets for impairment and concluded that there was none.

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

Restructuring and other charges, net increased $0.7 million and $1.2 million to $1.3 million and $2.8 million for the three and nine months ended September 30, 2017 from $0.7 million and $1.6 million in the comparable periods in 2016.

Restructuring and other charges, net for the three months ended September 30, 2017 include the following:

•
$1.1 million net expense relating to the severance for 57 employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy. An additional $1.0 million of expense will be recognized over a portion of the notified employees’ respective service terms that span up to the next three quarters;

•	$0.2 million in non-recurring legal expenses; and

•	$0.1 million in facility reductions in Asia.

Restructuring and other charges, net for the three months ended September 30, 2016 include the following:

•
$0.7 million net expense relating to the severance for 9 employees whose positions were primarily in North America due to the transition of our supply chain operations to third party integrations partners.

Restructuring and other charges, net for the nine months ended September 30, 2017, include the following:

•
$2.3 million net expense relating to the severance for 87 employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy;

•	$0.4 million in non-recurring legal expenses associated with closing a strategic agreement with a MediaEngine channel partner; and

•	$0.1 million in facility reductions in Asia.

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

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Cost of sales	$(3)	$124	(102.4)%	$134	$301	(55.5)%
Research and development	22	238	(90.8)	365	676	(46.0)
Selling, general and administrative	105	625	(83.2)	1,317	1,890	(30.3)
Total	$124	$987	(87.4)%	$1,816	$2,867	(36.7)%

Stock-based compensation expense decreased by $0.9 million and $1.1 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016 primarily as a result of the timing of new performance-based awards and restricted stock units granted in 2016 and 2017. In the nine months ended September 30, 2017, no stock compensation expense was recognized for the PRSUs described in Note 10 - Stock-based Compensation, resulting in a reversal of $0.4 million of stock compensation expense recorded in the first quarter of 2017, as it was deemed not probable that the performance targets would be achieved as of September 30, 2017.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Income (loss) from operations
Software-Systems	$(2,358)	$(2,201)	7.1%	$(7,574)	$(1,390)	444.9%
Hardware Solutions	(7,885)	4,946	(259.4)	(8,963)	9,954	(190.0)
Corporate and other	(3,683)	(4,828)	(23.7)	(13,219)	(14,029)	(5.8)
Total income (loss) from operations	$(13,926)	$(2,083)	568.6%	$(29,756)	$(5,465)	444.5%

Software-Systems. Income (loss) from operations declined by $0.2 million and $6.2 million to a loss of $2.4 million and $7.6 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. This was the result of the previously described $0.8 million and $7.1 million declines in gross margin over the comparable periods in 2016. The decreases were partially offset by reductions in operating expenses due to less variable compensation and other salary-related expenses in the current year.

Hardware Solutions. Income (loss) from operations declined by $12.8 million and $18.9 million to a loss of $7.9 million and $9.0 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016. This was the result of the previously described declines in gross margin of $12.4 million and $16.2 million as well as increased operating expenses related to increased headcount in both R&D and SG&A tied to supporting our DCEngine growth initiatives.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations improved by $1.1 million and $0.8 million to $3.7 million and $13.2 million for the three and nine months ended September 30, 2017 from the comparable periods in 2016 primarily due to the decrease in stock compensation expense and intangible asset amortization.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Interest expense	$(431)	$(116)	271.6%	$(927)	$(392)	136.5%
Interest income	78	53	47.2	167	137	21.9
Other income (expense), net	(194)	202	(196.0)	(710)	1,326	(153.5)
Total	$(547)	$139	(493.5)%	$(1,470)	$1,071	(237.3)%

Interest Expense

Interest expense includes interest incurred on our revolving line of credit. The increase in interest expense for the three and nine months ended September 30, 2017 from the comparable periods in 2016 was the result of increased intra-quarter draws on our line of credit for working capital needs as well as higher average interest rates resulting from the amendment to our debt agreement.

Other Income, Net

For the three and nine months ended September 30, 2017, other income declined $0.4 million and $2.0 million from the comparable periods in 2016. The decrease was due to currency movements, primarily the Indian Rupee and Chinese Yuan, against the US Dollar as well as a $0.3 million loss recognized in the three months ended September 30, 2017 and a $0.4 million gain recognized in the nine months ended September 30, 2016 on the realization of cumulative translation adjustments associated with the liquidation of certain foreign entities.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Income tax expense	$938	$694	35.2%	$1,747	$1,800	(2.9)%

We recorded tax expense of $0.9 million and $1.7 million for the three and nine months ended September 30, 2017. Our effective tax rates for the three months ended September 30, 2017 and 2016 were 6.5% and 35.7%, respectively. The effective tax rate fluctuation was due to an increase of $12.5 million in net loss before income tax expense as well as income tax rate differences among the jurisdictions in which pretax income (loss) is generated, as well as the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Cash and cash equivalents	$12,682	$33,087	$27,479
Working capital	11,660	32,974	34,130
Accounts receivable, net	33,854	38,378	56,572
Inventories, net	11,055	20,021	19,080
Accounts payable	20,565	20,805	32,391
Line of credit	15,000	25,000	25,000

Cash Flows

As of September 30, 2017, the amount of cash held by our foreign subsidiaries was $4.5 million. We do not permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents decreased by $20.4 million to $12.7 million as of September 30, 2017 from $33.1 million as of December 31, 2016. Activities impacting cash and cash equivalents were as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net loss	(32,973)	$(6,194)
Non-cash adjustments	23,168	18,043
Changes in operating assets and liabilities	3,222	(9,209)
Cash provided by (used in) operating activities	(6,583)	2,640
Cash used in investing activities	(4,544)	(3,420)
Cash provided by (used in) financing activities	(9,705)	7,279
Effects of exchange rate changes	427	216
Net increase (decrease) in cash and cash equivalents	$(20,405)	$6,715

Cash used in operating activities during the nine months ended September 30, 2017 was $6.6 million. For the nine months ended September 30, 2017, primary impacts to changes in our working capital consisted of the following:

•
Accounts receivable decreased $4.5 million due to an $11.8 million decrease in sales in the current quarter compared to the fourth quarter 2016, offset by the $7.4 million accounts receivable balance at September 30, 2017 which related to 2016 shipments with extended payment terms;

•	Inventories decreased $2.7 million as the result of the timing of DCEngine shipments;

•	Accounts payable was flat period over period due to the timing of fulfilling inventory orders with our contract manufacturing partners;

•	Accrued wages and bonuses decreased $3.1 million due to the payment of accrued severance and bonuses;

•	Short-term and long-term deferred revenue decreased $1.2 million due to the recognition of deferred service contracts.

Cash used in investing activities during the nine months ended September 30, 2017 of $4.5 million was associated with ongoing capital expenditures.

Cash used in financing activities during the nine months ended September 30, 2017 of $9.7 million was due to net repayments of $10.0 million on our Silicon Valley Bank line of credit. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

Line of Credit

Our primary source of liquidity, aside from our current working capital, is our ability to borrow under our revolving credit facility. As of September 30, 2017 and December 31, 2016, we had an outstanding balance of $15.0 million and $25.0 million. At September 30, 2017, we had $19.4 million of total borrowing availability under our revolving credit facility. At September 30, 2017, we were in compliance with all covenants under our revolving credit facility. See Note 6 - Short-Term Borrowings for additional information regarding our revolving credit facility.

Contractual Obligations

Our contractual obligations as of December 31, 2016 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. For the three months ended September 30, 2017, there have been no material changes in our contractual obligations outside the ordinary course of business. As of September 30, 2017, we have agreements regarding foreign currency forward contracts with total contractual values of $16.3 million that mature through 2017.

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

Liquidity Outlook

At September 30, 2017, our cash and cash equivalents amounted to $12.7 million. We believe our current cash and cash equivalents, cash expected to be generated from operations, available borrowings under our Silicon Valley Bank line of credit and availability under our $100.0 million unallocated shelf registration statement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, to accelerate our growth objectives or to provide a resource for any unanticipated disruptions in our business strategy or operations, we may, among other available options, raise additional capital in the public or private markets or pursue alternative financing arrangements. If we become unable to comply with various covenants under our SVB line of credit due to expected declines in orders and shipments predominantly associated with our DCEngine products and the timing of orders from our large high-margin Software-Systems customers, without an amendment or waiver, our liquidity outlook could be adversely impacted. We continue to pursue a number of actions to improve our cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and we are considering all available strategic alternatives and financing possibilities, including, without limitation, the incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017. We adopted this ASU in the first quarter of 2017. We recognized a tax charge of approximately $2.0 million related to intra-entity transactions other than inventory which could not be previously recognized. The unrecognized tax charge is reflected as an adjustment to retained earnings.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. We adopted this ASU in the first quarter of 2017. Upon adoption, we no longer use a forfeiture rate in the calculation of stock based compensation expense. The impact of this election did not result in a significant charge to retained earnings from applying an estimated forfeiture rate in previous periods. The balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings and included changes to the valuation allowance as a result of the adoption. We have excess tax benefits for which a benefit could not be previously recognized of approximately $4.5 million. Due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to our financial statements beyond disclosure as a result of this adoption.

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

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes during the three months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

These factors include, among others, the Company's ability to raise additional capital, increased tier-one commercial deployments across multiple product lines, the continued implementation of the Company’s next-generation datacenter product, customer implementation of traffic management solutions, the outcome of product trials, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, the Company's ability to raise additional growth capital, the Company's dependence on certain customers and high degree of customer concentration, the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, actions by regulatory authorities or other third parties, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, fluctuations in currency exchange rates, key employee attrition, the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the potential need to raise additional funding and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of September 30, 2017 the total notional or contractual value of the contracts we held was $16.3 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.6 million, decreasing our Indian Rupee hedge asset as of September 30, 2017, to a liability of $1.3 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.6 million, increasing our hedge asset as of September 30, 2017 to $1.9 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended September 30, 2017, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our ability to timely service our indebtedness, meet contractual payment obligations and to fund our operations will depend on our ability to generate sufficient cash, either through cash flows from operations, borrowing availability under our revolving credit facility or other financing. Our recent financial results have been, and our future financial results are expected to be, subject to substantial fluctuations impacted by business conditions and macroeconomic factors. Our access to and the cost of capital resources could be negatively impacted if we do not meet existing financial covenants under our revolving credit facility absent an amendment or waiver. In addition, events could occur which could increase our need for cash above current levels or adversely affect our ability to generate cash flow from operations. There can be no assurances that we will be able to generate sufficient cash flow from operations to meet our liquidity needs, that we will have the necessary availability under the revolving credit facility that, if we cannot comply with our financial covenants, our lenders will not agree to an amendment or waiver of such covenants, or that we will be able to obtain other financing when liquidity needs arise. If our current revolving credit agreement were to become unavailable, we would need to obtain additional sources of funding, which may only be available under less favorable terms, if at all, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Third Amendment to the Credit Agreement, dated September 5, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2017 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	November 8, 2017	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	November 8, 2017	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)