Form 10-K
period 2017-12-31
RADISYS CORP
filed 2018-02-28
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.        Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2017 of $3.76) of the registrant as of June 30, 2017 was approximately $142,792,381. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of February 26, 2018: 39,411,001
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RADISYS CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Radisys Corporation (NASDAQ: RSYS), a global leader in open telecom solutions, enables service providers to drive disruption with new open architecture business models. Radisys’ innovative disaggregated and virtualized enabling technology solutions leverage open reference architectures and standards, combined with open software and hardware to power business transformation for the telecom industry, while its world-class services organization delivers systems integration expertise necessary to solve communications and content providers’ complex deployment challenges. We operate in two primary segments, Software-Systems and Hardware Solutions.

•
Software-Systems products and services are targeted at delivering differentiated solutions for service providers to enable their deployment of next generation networks and technologies. This segment is comprised of the following differentiated offerings, all of which are aimed at enabling service providers to more rapidly adopt new technologies while driving down the costs of their network infrastructure.

◦
MediaEngine products are designed into IP Communications Networks, including the IP Multimedia Subsystem ("IMS") core of telecom networks, providing the necessary media processing capabilities required for a broad range of applications including Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), cloud communication platform as a service ("CPaaS"), Web Real-Time Communication ("WebRTC"), multimedia conferencing, as well as the transcoding required to achieve interoperability between legacy and new generation devices using disparate audio and video codecs. Evolution of the traditional media function to an all-IP virtual network function is critical for modernization of real time voice and video services. Our MediaEngine OneMRF strategy helps service providers consolidate their real-time IP media processing into a vendor and application agnostic platform, which drives cost out of their service delivery platform and enables accelerated deployment and introduction of new services. We sell virtualized, software-only vMRF for customers who require media processing in an Intel architecture and Network Functions Virtualization ("NFV") platforms. Our MediaEngine provides the essential media processing capability that enables service providers to deliver audio, video and other multimedia services over their all-IP networks.

◦
MobilityEngine (previously disclosed as CellEngine) portfolio provides solutions for 4G, LTE-Advanced and emerging 5G standards for Radio Access Network (RAN) use cases including Centralized, Virtualized and Mobile (or Multi Access as it is now known) Edge Compute ("MEC"). Cloud or Centralized Radio Access Network (C-RAN) disaggregates the RAN baseband unit (BBU) from traditional eNodeB enabling it to run on common generic compute platforms, making network decisions more efficient compared to traditional cellular networks. MEC is based on open platforms and software that allows virtualized applications to be deployed closest to the network edge to meet the requirements of ultra-low latency, real time network access and context needed for 5G, streaming video and massive IoT applications. Our MobilityEngine portfolio helps Original Design Manufacturers (ODMs), Original Equipment Manufacturers (OEMs) and Certified Systems Professionals build networks for these capabilities with accelerated time to market, reduced risk and lowered Total Cost of Ownership. One of the significant network re-evolutions is the 3GPP standards defines a vertical split for Central Unit ("CU") - Distributed Unit ("DU") as well as horizontal split for Control Plane - User Plane ("CUPS"). Our MobilityEngine software helps support these various options for flexible, scalable and programmable network deployment paradigms.

◦
FlowEngine products target the communication service provider traffic management market and is a family of products designed to rapidly classify millions of data flows and then distribute these flows to thousands of Virtualized Network Functions ("VNF"). FlowEngine offloads the processing for packet classification and distribution, improving virtualized function utilization and making the overall NFV architecture more efficient. A FlowEngine system consists of FlowEngine software running on a Traffic Distribution Engine ("TDE") platform. FlowEngine Software enables communication service providers to efficiently transition towards NFV and software-defined networking ("SDN") architectures allowing increased service agility and quicker time to revenue for new service offerings. FlowEngine accomplishes this by integrating a targeted subset of edge routing, data center switching, and load balancing functionality, coupled with standards based SDN protocols, enabling our customers to significantly reduce the investment necessary to efficiently process data flows in virtualized communications environments.

◦
Also included in this segment is our Professional Services organization that is staffed with telecommunications experts who are available to assist our customers as they develop their own unique telecommunications products and applications as well as accelerating specific features developed across our Software-Systems product families. Our strategy is to enable the efficient and cost-effective adoption of our Software-Systems products as well as enabling service providers to accelerate the adoption of open-standards based solutions as part of their next generation networks aimed at significantly reducing the total cost of ownership of their network infrastructure.

•
Hardware Solutions leverages our hardware design expertise, coupled with our manufacturing, supply chain, integration and service capabilities, to enable differentiation from our competition. While the Software-Systems business will be our core strategic focus moving forward, we continue to support existing customers that value the products we deliver within our Hardware Solutions segment. Our products include the following two primary product families:

◦
DCEngine products include open-based rack-scale systems, utilizing Open Compute Project accepted specifications, which enable service providers to migrate their existing infrastructure to embrace the efficiencies and scale of data center environments. This product suite brings the economies of the data center and the agility of the cloud to service provider infrastructure, allowing them to accelerate the transformation to cloud based compute, storage and networking fabrics utilizing the best of commodity components, open source hardware specifications and software coupled with world class service and support. The DCEngine platform enables service providers to drive innovation and the rapid scalable delivery of virtualized network functions at the network edge, enabling new services such as storage backup, video on demand and parental controls.

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

While we will retain the ability to support our long-standing customer’s service needs given the extended nature of telecom deployments, substantially all of the products within our Hardware Solutions' portfolio have trended to end-of-life without future generation designs. Given the increased commoditization of hardware across our industry, coupled with our increased strategic focus in our Software-Systems product line, many customers had expected last time orders fulfilled over the course of 2017. As a result, going forward we expect to have a substantially smaller set of customers and corresponding revenues across these product lines in future periods.

Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

Market Drivers
Our Software-Systems products uniquely position us to capitalize on the ongoing and upcoming global deployments of 4G Long Term Evolution ("LTE") mobile and 5G networks. Increasingly, service providers need to monetize the services that will be delivered to their end customers, while also virtualizing their core network infrastructures by embracing open-standards hardware and best in class open source and proprietary software. Further, as hardware becomes increasingly commoditized and service providers respond by moving away from purpose-built network elements to a virtualized architecture, the demand for devices that ensure the efficient and cost-effective flow of ever increasing amounts of data is expected to grow significantly. Specifically, demand for data and video traffic continues to expand exponentially as a result of increasing usage of smart phones, tablets and other wireless devices. In this evolving market, success demands a deep expertise in deploying fully integrated custom wireless and cloud applications. The key market drivers that we view as fundamental to our future success include the following:

•
Virtualization and Disaggregation of Telecom Networks. Service providers are continually looking to increase average revenue per user, while reducing infrastructure costs and accelerating the deployment of new and exciting revenue-generating services. In order to accelerate these initiatives, communication service providers are turning to SDN, NFV and containers to more efficiently manage these services, while simultaneously reducing infrastructure costs.

•
Open Platforms, Open API’s and Open Integration. The majority of today’s telecommunication networking equipment, including routers, switches, gateways, and session border controllers, have been provided by industry suppliers based on proprietary hardware architectures with proprietary software functions. While this approach often delivers high performance, the downside is a network composed of disparate hardware and software components that are expensive to integrate, manage and support, while also limiting new service time to market and innovations. Network service providers are now beginning to embrace the recent trends underway in large Enterprise-class data center design, where data center operators are building next-generation data centers based on open Commercial Off-the-Shelf (COTS) hardware components, powered by both differentiated as well as open source software. Our professional services organization is increasingly focused on extending its software integration expertise to integrate and support open source software. By leveraging our services expertise we are also working closely with the Open Networking Foundation (ONF) on Central Office Re-Architected as a Data Center (CORD) reference designs, with a mission to deliver pragmatic SDN and NFV solutions based on open source networking software running on open COTS hardware for rapidly innovating and deploying residential, enterprise, and 5G mobile services. We have also worked closely with various open-standards bodies to define and develop open API’s to create new approaches to building and deploying telecom network infrastructure.

•
5G and Multi-access Edge Computing (MEC). 5G and MEC will usher in a revolution of next generation network infrastructure with services demanding lower latency, better capacity and higher speeds. The 5G network infrastructure market is expected to grow aggressively, with a predicted $28 billion in annual spend by the end of 2025, driving service providers to seek out not only technically disruptive solutions to meet 5G application demand, but commercially disruptive as well. To assist service providers in meeting these technical and commercial requirements, we bring together industry-leading small cell and RAN software and telecom expertise, combined with our commitment leading open-standards organizations such as the Open Networking Foundation, xRAN Foundation and the Telecom Infra Project, to deliver MobilityEngine designed specifically to enable mobile service providers to reduce significantly capital and operating expenditures as they roll out their 5G networks.

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

In contrast to the many factors driving growth in our target markets, the legacy embedded hardware markets, specifically in telecom where our Hardware Solutions products are sold, have come under significant pressure over the last several years. The industry has experienced increased hardware commoditization that, along with SDN and NFV trends and the improved capability of a data center like topology, has permanently altered the landscape for embedded telecom equipment manufacturers. This has resulted in the continued contraction of the overall market for these technologies. In this environment, it is necessary to narrow our focus and investment to strategic partnerships with key customers that value the quality, technology and extended support we provide while also transitioning away from hardware-centric offerings to software-centric solutions which leverage both our intellectual property as well as our services capabilities.

Our Strategy
Our strategy is to help communication services providers, and their strategic partners, create new revenue streams and drive cost out of their services delivery infrastructure. Specifically, by embracing open-standards hardware and software solutions, leveraging our portfolio of software intellectual property, and finally deploying our deep expertise of telecom networks, we aim to become a new class of telecom equipment manufacturer. Where prior telecom equipment manufacturers aimed to lock service providers into their proprietary architectures, we aim to provide best-in-class solutions, some of which will be open-standards-based, as well as becoming the integrator of choice to help these service providers migrate their existing networks to SDN, NFV and open-standards solutions. Where traditionally our customers have been large equipment manufacturers who have leveraged our products in their broader solutions, increasingly service providers are looking to decompose these proprietary solutions from our traditional customers in order to both reduce the infrastructure costs of their networks while simultaneously gaining greater access to new disruptive technology. As a result, we now expect our revenues to be derived from both channel relationships via traditional equipment manufacturers as well as direct business from service providers leveraging our software products and services capabilities.
Our top priorities across our strategic product families include:

•
Enabling media processing in next-generation communication networks with our suite of the MediaEngine products, virtual / NFV software media server and NFV-acceleration using hardware assist including a combination of GPUs, DSPs, and Intel architecture CPUs, that furnish the media processing capabilities necessary for our customers' VoLTE, VoWiFi, and Over the Top (OTT) deployments, while at the same time maintaining our market position application domains including conferencing, RCS, public safety, and others. This is enabled by our OneMRF strategy via the development of a rich ecosystem of independent software vendors and key channels to market via system integrators and OEM relationships with leading network equipment suppliers. To address the growing transcoding opportunities to interconnect newer IP services using the newest audio and video codecs, with legacy 3G and fixed line services using established codecs, we now offer our MediaEngine Transcoding Resource Function (TRF) products with industry leading densities and associated ROI for service providers.

•
Providing software building blocks for five key areas of 4G LTE-Advance Pro and 5G wireless networks deployment use cases namely (1) Multi Access Edge Compute (MEC) for video optimization, low latency applications and local content delivery; (2) enhanced Mobile Broadband (eMBB) for extreme capacity and high data rates; (3) mission critical applications like remote surgery that need ultra low-latency with ultra-reliable security and ultra-resilient connectivity; (4) Massive IoT via NB IoT and CAT M1 for deep coverage, ultra-low energy and ultra-low complexity; and (5) Citizen Broadband Radio Service (CBRS) band supporting Neutral Host Networks for hetnet topologies with small cell connectivity. Additionally, our professional services capabilities will enable our customers to further customize development, integrate, validate and test the solutions for their deployments.

•
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

We believe we are positioned to address the needs of our customers by:

•
Providing the technology that our customers require to meet the needs of continually evolving mobile, fixed and cable networks and the move to software-defined virtualized networks. Our FlowEngine, MediaEngine, and MobilityEngine product families leverage our unique technology and capabilities in traffic management, media processing, and protocol signaling that provide performance differentiation from our competition and thus enable customers to focus on their own differentiation and value-added applications.

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

•
Partnering with Services Providers to enable the adoption of open source and open compute technologies. We offer industry proven open compute platforms, traffic management and media processing products that allow service providers to take on the task of migrating legacy networks to next generation networks. Our comprehensive portfolio of professional services ties it all together by providing competent and experienced resources to reduce time to market while maintaining quality.

Our Products

Our portfolio of products addresses a variety of customer requirements. We have differentiated our products into the following segments and product families:

•	Software-Systems. Software-Systems is comprised of three product families: FlowEngine, MediaEngine and MobilityEngine.

◦
FlowEngine. Our FlowEngine product line consists of high-performance data plane traffic distribution products designed for deployment in communication service provider core network infrastructure and data center markets. The key role of these products is to classify session data flows and intelligently distribute these flows to appropriate network processing resources. Included in the FlowEngine product family today are the Traffic Distribution Engine (TDE) network platforms, TDE-200, TDE-500 and TDE-1000. The TDE platforms employ high performance packet classification and flow-based traffic distribution and load balancing to offload complex data plane processing from physical and VNFs. By doing so, this appliance allows communications service providers to efficiently transition towards a NFV architecture for providing more granular based subscriber services.

Our TDE family of products, coupled with our FlowEngine software, reduces service provider network costs by integrating a targeted subset of data plane features related to firewalls, network inspection functions, edge routing, data center switching and load balancing, along with SDN control. Key service provider use cases include traffic steering to dedicated network resource platforms such as video optimization and content caching, service function chaining to discrete pools of VNF applications and SDN-controlled traffic load balancing in packet optical networks.

◦
MediaEngine. Our family of MediaEngine products are powerful, reusable and highly scalable multimedia processing systems that enable audio and video conferencing, VoLTE, VoWiFi and mobile video services across next generation wireless networks. The products also enable media interworking at both the edge and in the core of IMS and Web Communications networks. We sell our Media Engine products to telecommunication service providers, telecom equipment manufacturers, wireless operators, real-time communication system developers, and OEM and enterprise channel partners.

Our MediaEngine product family consists of the MediaEngine vMRF and vTRF software, which are designed for use in off-the-shelf Linux servers and virtualized cloud deployments as well as DSP and GPU acceleration options in various standard computing platforms including rack mount server, blade server, and OCP architectures. Radisys provides a common media processing foundation for all of our MediaEngine products, ensuring identical media processing features, control interface, and management capabilities across the Media Engine product family, providing a unique value proposition to our customers.

◦
MobilityEngine. Our MobilityEngine software protocols and applications provide solutions for 4G, LTE-Advance and emerging 5G standards for RAN use cases including Centralized, Virtualized and Multi Access Edge Compute (MEC). Working with open standards such as CORD, X-RAN and TIP, our solutions help our customers with flexible, scalable and programmable network deployment models with accelerated time to market, reduced risk and lowered Total Cost of Ownership.

•
Hardware Solutions. Our Hardware Solutions segment provides customers with hardware-based products targeted at the communications and healthcare markets. Our hardware design experience, coupled with our manufacturing partners, integration and service capabilities allow us to provide continued differentiation from our competition. While our strategic focus going forward is targeted at our Software-Systems business, we continue to support existing customers that value the products we deliver within our Hardware Solutions segment. This segment includes both our open-standards-based DCEngine product family as well as our legacy embedded products portfolio.

◦
DCEngine Rack-Scale Platforms. Our DCEngine products utilize the principles of highly efficient OCP architectures, namely the recently accepted CG-Openrack-19 specification, and integrates fully supported open source software. Radisys has built flexibility into DCEngine to address telecommunication central office demands for seismic, power, emissions and NEBS, which are above and beyond the traditional data center requirements. This architecture enables service providers to bring the economies of the data center together with the agility of the cloud, allowing them to accelerate the transformation to cloud-based compute, storage and networking fabrics utilizing the best of Commercial off-the-shelf ("COTS") and open source hardware and software.

◦
Legacy Embedded Products. Our legacy embedded products include our ATCA products, COM Express, rack mount servers and other products. ATCA products are fully integrated, application-ready, software-rich hardware products that are largely ATCA based and modular in nature and enable configuration for a wide variety of applications. These products are comprised of carrier blades, chassis, disk modules, line cards, processing and switch modules and complete systems. COM Express and rack mount products are targeted primarily at the medical imaging, test and measurement, and aerospace and defense markets. COM Express products are small form factor compute modules designed for applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design-level intellectual property on a separate carrier board. Our rackmount servers specialize in meeting the needs of specific applications that are designed to be the central control point of a larger integrated system. Medical imaging and diagnostic systems are examples of systems that incorporate these enabling servers. Other products in this portfolio include custom-built pre-ATCA based telecommunication products based on earlier technology standards.

Competition

Our primary competition is as follows:

•
Software-Systems. The primary competitors in FlowEngine consist of traditional load balancing, routing and switching vendors such as F5, Gigamon, A10 Networks, and Cisco, and new entrants to the SDN market such as Corsa and Noviflow. We face competition in the markets for MediaEngine primarily from Dialogic, Dolby, Compunetix and HP. Our primary competitors in the enabling software systems market, into which our MobilityEngine software is sold, are ACOM Solutions, Cavium, Aricent Group and NodeH. Across each of these product lines we also face direct competition from global telecom equipment manufacturers such as Nokia, Ericsson, Huawei and ZTE.

•
Open-standards hardware. Our competitors for DCEngine are traditional suppliers of data center computing and storage platforms, including Dell, HP and low-cost Asian-based manufacturers. Additionally when the service provider decides to purchase a propriety system or rack-level solutions our competitors are Nokia Solutions and Networks, Ericsson and Huawei.

•	Legacy hardware. Our competitors for legacy embedded products include Artesyn Embedded Technologies, Advantech Co, ADLink Technologies, HP and Kontron AG.

•
Our target customers. In certain parts of our products lines, such as MediaEngine and embedded products, we continue to sell to channel partners who integrate our technology into broader solutions that are sold directly to service providers. In these cases our primary competition is from these channel partners who choose to remain vertically integrated and internally develop their own enabling technology.

We believe the main competitive factors are product performance, quality, service, time to market, ability to respond to technological change and/or price. Our system-level architecture and design expertise coupled with our broad technology portfolio and flexibility to integrate commercial off-the-shelf platforms with networking software and services to complete systems, enable product differentiation when compared to our competition. We believe our rapid design cycles and open and standards-based systems paired with our design and mature supply chain presence in low-cost geographies will provide customers with a time-to-market advantage at a lower total cost.

Customers

Our five largest customers, accounting for approximately 62% of revenues in 2017, are listed below with an example of the type of application that incorporates our products:

Customer	Application / End Customer
Philips Healthcare	Medical imaging equipment
Verizon Wireless	Data storage and backup (DCEngine) and traffic management (FlowEngine)
Nokia Solutions and Networks
2, 2.5, and 3G wireless infrastructure equipment incorporated into Nokia Networks solutions which includes our ATCA portfolio as well as our MediaEngine portfolio which powers Nokia’s VoLTE and VoWiFi solutions globally

Reliance Jio Infocomm	Real-time media processing systems for VoLTE/VoWiFi services
NEC	ATCA systems for use in 3G and 4G wireless solutions for use in NEC applications

Philips Healthcare and Verizon were our largest customers in 2017, accounting for 23.2% and 20.8% of 2017 revenues. Verizon Wireless was our largest customer in 2016, accounting for 35.9% of 2016 revenues. Philips Healthcare accounted for 19.1% of our accounts receivable as of December 31, 2017 and Reliance Jio Infocomm accounted for 32.6% of our accounts receivable as of December 31, 2016.

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

Professional Services

Our professional services organization actively partners with our customers in the development of Software-Systems technology features across our product portfolio to provide next generation architecture, product development engineering and development verification. Integration and testing services include validation, certification and network integration, support and training. Additionally, we offer deployment services such as branding, cost management and lifecycle management. Total professional services headcount is primarily located in our Bangalore, India facility and was 214 as of December 31, 2017.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and expand the range of our product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Our research and development ("R&D") staff consisted of 231 engineers and technicians as of December 31, 2017 located in India, the U.S and China. R&D expense in 2017, 2016 and 2015 was $23.4 million, $24.1 million and $25.5 million.

Sales, Marketing and Service

Our products are sold through a variety of channels, including direct sales, distributors, sales representatives and system integrators. Our sales teams, in conjunction with our product marketing and product development teams, collaborate with customers to accelerate product development and achieve higher quality, lower development and product cost and faster time-to-market for their products. Our total direct sales and marketing headcount was 57 as of December 31, 2017.

We market and sell our products in North America, Europe, Middle East and Africa ("EMEA") and Asia-Pacific. In each of these geographic markets, products are sold principally through a direct sales force located in the U.S., Canada, Europe, China, India and Singapore. In addition, our direct sales team is supplemented with indirect sales representatives, which cost-effectively broadens our addressable markets and enables access to additional customers where we do not have a direct presence. In 2017, global revenues were comprised geographically as follows: 45% from North America, 34% from EMEA and 21% from Asia-Pacific. See Note 17—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area and financial information regarding revenues of classes of similar products.

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

Backlog

As of December 31, 2017, our backlog was approximately $33.8 million, compared to $32.0 million as of December 31, 2016. We include in our backlog only unshipped purchase orders scheduled for delivery within the next twelve months.

Intellectual Property

We hold 37 U.S. and 17 foreign utility patents, and 6 U.S. patent applications are pending. We also rely on copyrights, trademarks, trade secrets, know-how and rapid time to market for protection and leverage of our intellectual property. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of December 31, 2017, we had 685 employees, comprised of 647 regular employees and 38 temporary employees or contractors. We are not subject to any collective bargaining agreements, have never been subject to a work stoppage, and believe we have maintained good relationships with our employees.

Corporate History

Radisys Corporation was incorporated in March 1987 under the laws of the State of Oregon. Our principal offices are located at 5435 N.E. Dawson Creek Drive, Hillsboro, OR 97124; our telephone number is (503) 615-1100. Our website address is www.radisys.com.

INTERNET INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.radisys.com) as soon as reasonably practicable after we electronically file the information with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reports filed with the SEC may be obtained on the SEC website (www.sec.gov) or may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

These forward-looking statements are based on our expectations and assumptions, as of the date of this report, regarding our future operating performance and financial condition, customer requirements, outcome of product trials, the economy and other future events or circumstances. Actual results could differ materially from these forward-looking statements as a result of a number of factors. These factors include, among others, (a) the Company’s ability to raise additional capital, (b) increased Tier 1 commercial deployments across multiple product lines, (c) continued implementation of the Company’s next-generation products, (d) customer implementation of traffic management solutions, (e) the outcome of product trials, (f) the market success of its customers' products and solutions, (g) the development and transition of new products and solutions, including our FlowEngine appliance, MobilityEngine 5G RAN technology and our strategic MediaEngine channel agreement, (h) the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, (i) the Company's dependence on certain customers and high degree of customer concentration, (j) the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, (k) matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, (l) actions by regulatory authorities or other third parties, (m) cash generation, (n) changes in tariff and trade policies and other risks associated with foreign operations, (o) fluctuations in currency exchange rates, (p) the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, (q) risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the ability to meet certain financial covenants as well as the potential need to raise additional funding and (r) risks related to cost reduction efforts and (s) other factors listed in Item 1A “Risk Factors” and in other reports we file with the SEC. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

For 2017, 2016 and 2015 we derived 62%, 70%, and 49% of our revenues from our five largest customers during these periods. These five customers in 2017 were Philips Healthcare, Verizon Wireless, Nokia Solutions and Networks, Reliance Jio Infocomm and NEC, each of which purchase a variety of products from us. During 2017, revenue attributable to our largest customer, Philips Healthcare, was 23.2%. In 2016, revenue attributable to our largest customer, Verizon Wireless, was 35.9% and in 2015, revenue attributable to our largest customer, Nokia Solutions and Networks, was 16%. Due to our significant customer concentration, our largest customers have additional pricing power over us that can adversely affect revenues and gross margins or cause us to exit lines of business with them that do not meet profitability objectives. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of these customers could materially affect our revenues and profitability. Generally, our products are components for our customers’ products and in certain instances our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

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
Our customer relationships and overall business in will suffer if we encounter significant problems implementing our next-generation products. To the extent we encounter difficulties in implementing our next-generation products, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. Delays in implementation of our next-generation products could harm our reputation, cause us to lose existing customers, lead to potential customer disputes or limit the adoption rate of our solutions, and our business, operating results and financial condition could be materially and adversely affected.

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
Our software and hardware products may contain defects, which would reduce sales of those products or result in claims against us.
We develop complex and evolving products. Despite testing by us and our customers, undetected errors or defects may be found in existing or new products. The introduction of products with reliability, quality or compatibility problems could result in reduced revenues, additional costs, increased product returns and difficulty or delays in collecting accounts receivable. The risk is higher with products still in the development stage, where full testing or certification is not yet completed. This could result in, among other things, a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. We could also be subject to material claims by customers that are not covered by our insurance.
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

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components our contract manufacturer and integrations partners use in the manufacturing and integration of our products and any disruption in supply could adversely impact our financial performance. For example, certain silicon is solely sourced from large silicon producers. We obtain these components from resellers, integrators and component manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. Delayed sales can also result from our silicon vendors' delays or cancellations of new technologies and products as these technologies and products are often designed into our new products before they are fully available from our suppliers. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.
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

We intend to expand into new markets and develop new products and applications based on our existing technologies integrated with new technologies organically developed or acquired such as our new FlowEngine and DCEngine product lines. These efforts have required and will continue to require us to make substantial investments, including but not limited to significant research, development and engineering expenditures. We plan to devote significant resources to the development of technologies and applications in markets where our operating history is less extensive. These new offerings and markets may require a considerable investment of technical, financial, compliance and sales resources, and a scalable organization. Some of our competitors may have advantages over us due to their larger presence, larger developer network, deeper market experience and larger sales, consulting and marketing resources. If we are unable to successfully establish new offerings in light of the competitive environment, our operating results may suffer. Additionally, many of the new products and applications we are working on may take longer and more resources to develop and commercialize than originally anticipated. Specific risks in connection with expanding into new products and markets include, but are not limited to, the inability to transfer our quality standards and technology into new products, the failure of customers to accept our new products, longer product development cycles and competition and intellectual property disputes. New products and applications could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant technical, legal or other costs. We may not be able to successfully manage expansion into new markets and products and these unsuccessful efforts may harm our financial condition and operating results.

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

Acquisitions, divestitures and partnerships may be more costly or less profitable, or a sale of the Company may be at a lower price, than anticipated and may adversely affect the price of our common stock.

As part of our business strategy, we routinely engage in discussions with third parties regarding, and enter into agreements relating to, acquisitions, joint ventures and divestitures in order to manage our product and technology portfolios as part of and to further our strategic objectives. We have from time to time received inquiries and initiated discussions regarding potential strategic alternatives, including inquiries and discussions regarding a possible sale of the Company. We will likely continue to receive inquiries and initiate discussions regarding potential strategic alternatives in the future. We currently have no agreements or commitments to engage in any specific strategic transactions, but we may enter into such a transaction at any time. In addition, our strategy may include the divestiture of certain product lines as we seek to maximize shareholder value or improve our cash position. We also continually explore opportunities to increase the profitability of our operations through restructuring efforts and to consolidate operations across facilities where synergies exist. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and, if applicable, integrate acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, and may make the completion of subsequent transactions more difficult.

A successful sale of the Company or divestiture of a business unit depends on various factors, including our ability to effectively transfer assets and liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets of the business.

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

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. For example, Nasdaq may send a notice of listing deficiency if a listed company’s bid price falls below $1.00 per share for a period of thirty consecutive business days. If we fail to meet any of the continuing listing requirements, our common stock may be subject to delisting.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	an event of default would occur under our note purchase agreement with Hale Capital Partners and CIDM LendCo, LLC;

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

In 2017, 2016 and 2015, as measured by delivery destination, we derived 33.8%, 21.2% and 17.0% of our revenues from EMEA and 21.2%, 17.7% and 38.3% from Asia Pacific. In 2017, our manufacturing for legacy embedded products is fully outsourced with one contract manufacturing partner located in Asia and other certain third party hardware providers from which we purchase complete solutions. In addition, the manufacturing of our DCEngine racks is outsourced to one partner who is located in the U.S. and Europe and two integration partners located in the U.S. We utilize our Asian contract manufacturer's supply chain and operations. As a result, we are subject to worldwide economic and market conditions risks generally associated with global trade such as fluctuating exchange rates, tariff and trade policies, increased protectionism of foreign governments, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect the results of our operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of tightening credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

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

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be volatile and subject to fluctuations in response to many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	rumors and market speculation involving us or other companies in our industry;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•
failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of our investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those

•	projections;

•	actual or anticipated changes or fluctuations in our results of operations;

•	litigation or investigations involving us, our industry, or both;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	regulatory developments in the United States, foreign countries or both;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	changes in our senior management or our board of directors;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any future securities litigation, including any related to shareholder derivative litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

If financial or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us, our business, our competitors’ business or our industry. We do not control these analysts or the content and opinions included in their reports. In recent years, the number of analysts providing coverage has declined. We may not maintain coverage of analysts that currently publish reports regarding our business. If any of the analysts who cover us issues an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We could be negatively affected as a result of a future proxy contest and the actions of activist shareholders.
If a proxy contest with respect to election of our directors is initiated in the future, or if other activist shareholder activities occur, our business could be adversely affected because:

•	responding to a proxy contest and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•
perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

We have experienced net losses in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed and our business may suffer.

We experienced net losses of $52.6 million, $10.3 million, and $14.7 million for fiscal year 2017, 2016 and 2015. As of December 31, 2017, our accumulated deficit was $336.2 million. These losses have resulted principally from lower sales compared to costs incurred in our research and development programs and sales and marketing programs. We may incur operating losses for at least the foreseeable future as a result of the expenses associated with the continued development and expansion of our business. We may also increase our research and development expenses based on projections of revenue growth.
Our ability to attain profitability in the future will be affected by, among other things, our ability to execute on our business strategy, the continued acceptance of our products, the timing and size of customer orders, the average sales prices of our products, the costs of our products, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources. If we are unable to attain profitability, our business would be harmed and our stock price could decline. Further, our recent operating performance, combined with declines in our stock price, may impact our ability to retain existing and attract new customers.

Our existing financing arrangements may cause significant risks to our shareholders and may impact our ability to pursue certain transactions and operate our business.
On January 3, 2018, we incurred $17.0 million of indebtedness under a note purchase agreement (the “Note Purchase Agreement”) with, among others, HCP-FVG, LLC, an affiliate of Hale Capital Partners LP. We also entered into a loan and security agreement (the “ABL Credit Agreement,” and together with the Note Purchase Agreement, the “Credit Facilities”) with Marquette Business Credit, LLC that provides for a revolving credit facility that provides financing of up to $20.0 million, with a $1.5 million sub-limit for letters of credit.
In connection with the Credit Facilities, we have agreed to significant covenants, including restrictions on our ability to incur future indebtedness, and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments and insolvency. The Credit Facilities also require us to maintain certain financial covenants, including maintaining a minimum Coverage Ratio and Total Liquidity (each as defined in the Note Purchase Agreement) and a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement), maintaining the amount of negative cumulative cash flow from operations below an agreed threshold, maintaining certain minimum levels of revenue, not exceeding a maximum long-term deferred revenue threshold, not exceeding maximum capital expenditures in any fiscal year and not exceeding certain thresholds for Cash Loss After Debt Service (as defined in the ABL Credit Agreement). A failure to comply with the covenants and other provisions of our debt instruments, including any failure to make a payment when required would generally result in events of default under such instruments, which could permit acceleration of such indebtedness and could result in material adverse effect events on us. If such indebtedness is accelerated, it would generally also constitute an event of default under our other outstanding indebtedness, permitting acceleration of such other outstanding indebtedness. Any required repayment of our indebtedness as a result of acceleration or otherwise would lower our current cash on hand such that we would not have those funds available for use in our business or for payment of other outstanding indebtedness, or if we do not then have sufficient cash available, potentially force us into bankruptcy or liquidation.
We will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing equity holders may be diluted.
In addition, the covenants in our debt agreements materially limit our ability to take certain actions, including our ability to incur indebtedness, pay dividends, make certain investments and other payments, undertake certain mergers and consolidations and encumber and dispose of assets. These restrictions may also limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions.
Furthermore, the warrants issued in connection with the Credit Facilities contain anti-dilution price adjustment provisions, which may be triggered by future issuances of equity or equity-linked instruments in financing transactions. If such adjustment provisions are triggered, the conversion price of such warrants will decrease and the number of shares issuable upon conversion of such warrants will correspondingly increase. In such event, existing shareholders will be further diluted and the effective issuance price of such equity or equity-linked instruments will be reduced, which may harm our ability to engage in future financing transactions to fund our business.
In addition, we have granted the lenders a first-priority lien against substantially all of our tangible and intangible assets, subject to specified exceptions. Failure to comply with the operating restrictions or financial covenants in the Credit Facilities could result in a default which could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets.

We have a substantial level of indebtedness and future obligations relative to our cash position.

As of December 31, 2017, we had $8.1 million of cash and cash equivalents which consisted of $6.7 million held domestically and $1.4 million held by foreign subsidiaries, and we had a $16.0 million outstanding balance on our line of credit. In addition, we have various other short-term obligations which will require use of our cash to satisfy. This level of debt and our ability to repay or refinance this debt prior to maturity may have negative consequences to our business, including:

•	increasing the difficulty of our ability to make payments on our outstanding debt;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, acquisitions;

•	limiting our ability to pursue our growth strategy;

•
limiting our ability to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or general corporate purposes; and

•
placing us at a disadvantage compared to our competitors who are less highly leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions.

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

As part of our efforts to reduce our liquidity risk, subsequent to December 31, 2017, we completed a new financing arrangement. Refer to Note 19 - Subsequent Events, whereby on January 3, 2018, we extinguished the aforementioned Credit Agreement and entered into a new credit agreement with Marquette Business Credit, LLC and a new Note Purchase Agreement, increasing our overall liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our principal properties at December 31, 2017 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office	Headquarters, manufacturing support, marketing, research and engineering	45,655	Leased
Bangalore, India	Office	Research and engineering and professional services	99,206	Leased

We also lease sales and support offices in Burnaby, Canada, Cambridge, Massachusetts, Gdansk, Poland, San Diego, California and Shenzhen, China.

Item 3. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2017, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

	High	Low
2017
Fourth Quarter	$1.47	$0.63
Third Quarter	3.79	1.36
Second Quarter	4.39	3.65
First Quarter	5.26	3.64
2016
Fourth Quarter	$5.73	$3.95
Third Quarter	5.81	4.40
Second Quarter	5.31	3.84
First Quarter	4.12	2.25

The closing price as reported on the NASDAQ Global Select Market on February 26, 2018 was $0.94 per share. As of February 26, 2018 there were approximately 385 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in “street name” by brokers and other financial institutions for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. Our ability to pay dividends is also restricted by our policy as well as the covenants arising from our debt agreements, which prohibits the payment of any dividends, distributions or payment in respect of our common stock. As such, we plan to retain all of our earnings to finance future growth.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the NASDAQ Composite Index, the S&P 500 Index, and the NASDAQ Telecommunications Index for the period of December 31, 2012 through December 31, 2017. The graph reflects the investment of $100 on December 31, 2012 in our stock, the S&P 500 Index, the NASDAQ Index, and in the published industry indexes.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Radisys Corporation, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Telecommunications Index

*	$100 invested on 12/31/2012 in the Company's common stock or the applicable index, including reinvestment of dividends.
Fiscal Year ending December 31.

	12/2012	12/2013	12/2014	12/2015	12/2016	12/2017
Radisys	100.00	76.85	78.52	92.95	148.66	33.72
NASDAQ Composite	100.00	138.32	156.85	165.84	178.28	228.63
S&P 500	100.00	129.60	144.36	143.31	156.98	187.47
NASDAQ Telecommunications	100.00	124.02	135.07	124.94	143.52	168.54

Item 6. Selected Financial Data

The following table reflects selected financial data derived from the Consolidated Financial Statements and should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the Consolidated Financial Statements and the related Notes.

	2017	2016	2015	2014	2013

Consolidated Statements of Operations Data
Revenues	$133,768	$212,392	$184,593	$192,742	$237,863
Gross margin	20,770	56,088	52,152	51,802	64,138
Loss from operations	(46,783)	(9,659)	(14,065)	(25,300)	(34,766)
Net loss	(52,604)	(10,251)	(14,678)	(27,581)	(49,404)
Net loss per common share:
Basic	$(1.35)	$(0.27)	$(0.40)	$(0.79)	$(1.72)
Diluted	$(1.35)	$(0.27)	$(0.40)	$(0.79)	$(1.72)
Weighted average shares outstanding (basic)	38,994	37,668	36,789	34,699	28,805
Weighted average shares outstanding (diluted)	38,994	37,668	36,789	34,699	28,805

	2017	2016	2015	2014	2013

Consolidated Balance Sheet Data
Working capital	$(797)	$32,974	$28,562	$23,018	$26,920
Total assets	66,029	128,185	167,069	160,896	176,185
Long term obligations, excluding current portion	6,866	5,966	2,985	2,800	21,276
Total shareholders’ equity	6,550	56,556	65,917	77,776	81,136

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 Highlights

After a return to consolidated revenue growth in 2016, we expected to continue this growth in 2017 as a result of continued traction across our Software-Systems segment as well as our newly introduced DCEngine product line. Within DCEngine, we expected stable year-on-year revenue from our largest customer and growth resulting from new Tier 1 customer wins. During 2017, our largest customer shifted their deployment strategy mid-year, and coupled with limited traction with new customers, our 2017 consolidated revenue declined $78.6 million, or 37%, year-on-year. Given we had staffed our business to support significant scale in the DCEngine product line the resulting shortfall in revenues drove significant operating losses in 2017. Further, with the material change in our future business outlook we recorded restructuring charges of $8.3 million and inventory charges of $18.0 million which further contributed to our 2017 operating losses.
In our Software-Systems segment, revenue declined $9.1 million from 2016 largely due to expected declines from our two largest customers in this segment given timing of their network deployments which drove outsized revenues in 2016. Offsetting these declines were strength across our remaining MobilityEngine and MediaEngine customer bases.

Following is a summary of our consolidated results for the year ended December 31, 2017 compared to the year ended December 31, 2016:

•
Revenues decreased $78.6 million to $133.8 million for the year ended December 31, 2017 from $212.4 million for the year ended December 31, 2016. Hardware Solutions revenue decreased by $69.6 million due to no meaningful hardware revenue from sales of our DCEngine product line to our previous largest customer in the second half of 2017. Software-Systems revenue decreased by $9.1 million due to the timing of commercial deployments by two of our largest customers within the segment.

•
Our gross profit margin as a percentage of revenue decreased 1,090 basis points to 15.5% for the year ended December 31, 2017 from 26.4% of revenue for the year ended December 31, 2016. The decrease was the result of $18.0 million in inventory charges from restructuring of the DCEngine product line and last-time buys from certain legacy embedded product customers which also coincided with our decision to change contract manufacturers in Asia. Offsetting the impact of the inventory charges was improved mix towards higher-margin software within our Software-Systems segment as well as lower DCEngine sales contributing to an improved product margin mix within our Hardware Solutions segment.

•
R&D expense decreased $0.7 million to $23.4 million for the year ended December 31, 2017 from $24.1 million for the year ended December 31, 2016. This is the result of lower variable and stock-based compensation expenses recognized in 2017 as well as headcount reductions in the second half of 2017 as part of our restructuring efforts.

•
SG&A expense decreased $0.9 million to $32.8 million for the year ended December 31, 2017 from $33.7 million for the year ended December 31, 2016. This is the result of lower variable and stock-based compensation expenses recognized in 2017 as well as headcount reductions in the second half of 2017 as part of our restructuring efforts.

•
Cash and cash equivalents decreased $25.0 million to $8.1 million at December 31, 2017 from $33.1 million at December 31, 2016. The decrease was the result of $11.9 million of cash used in operations, $9.0 million net repayment on our line of credit, and capital expenditures of $4.9 million.

•	Deferred revenue at December 31, 2017 declined $2.8 million to $5.3 million from $8.1 million at December 31, 2016, which is aligned with a decline in timing of DCEngine maintenance contracts.

•	Accounts receivable at December 31, 2017 declined $5.6 million to $32.8 million from $38.4 million at December 31, 2016. The decline was the result of timing of collections.

Outlook

In early January 2018 we announced material restructuring plans associated with our Hardware-Solutions business, predominantly tied to the future business outlook for our DCEngine product line. We anticipate these actions will not only significantly lower our cost structure tied to the Hardware Solutions business but also enable us to more meaningfully focus our efforts on growing our high-margin, differentiated Software-Systems business. As the markets for 5G, VoLTE, SDN and NFV continue to grow, we believe our Software-Systems products and services position us to capture increasing levels of revenue growth within this portion of our business. Coupled with our cost-reduction initiatives we expect these actions will position us to begin to scale our business over time in order to return to profitability and generating free cash flow from the business, which is required in order to maintain compliance with our various financial covenants.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Product	74.1%	82.9%	84.1%
Service	25.9%	17.1%	15.9%
Total revenues	100.0%	100.0%	100.0%
Cost of sales:
Product	62.9	60.2	58.0
Service	15.8	9.8	9.5
Amortization of purchased technology	5.7	3.6	4.2
Total cost of sales	84.4	73.6	71.7
Gross margin	15.6	26.4	28.3
Research and development	17.5	11.3	13.8
Selling, general and administrative	24.5	15.9	16.7
Intangible assets amortization	2.2	2.4	2.7
Restructuring and other charges, net	6.3	1.3	2.7
Loss from operations	(34.9)	(4.5)	(7.6)
Interest expense	(0.9)	(0.2)	(0.3)
Interest income	0.1	0.1	0.1
Other income, net	(0.8)	0.9	0.8
Loss before income tax expense	(36.5)	(3.7)	(7.0)
Income tax expense	2.8	1.1	1.0
Net loss	(39.3)%	(4.8)%	(8.0)%

Revenues

The following table sets forth operating segment revenues (in thousands):

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Software-Systems	$47,730	$56,783	$55,006	(15.9)%	3.2%
Hardware Solutions	86,038	155,609	129,587	(44.7)	20.1
Total Revenues	$133,768	$212,392	$184,593	(37.0)%	15.1%

Software-Systems. Revenues in the Software-Systems segment decreased $9.1 million to $47.7 million in 2017 from $56.8 million in 2016. Revenue decline was the result of $9.2 million lower MediaEngine product shipments to a large Asian customer in 2017 due to a significant initial network deployment in 2016 and a $4.2 million decline in FlowEngine revenue offset by a $4.0 million increase in MobilityEngine from 2016.

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

Hardware Solutions. Revenues in the Hardware Solutions segment decreased $69.6 million to $86.0 million in 2017 from $155.6 million in 2016. This is the result of $44.9 million lower hardware revenue from sales of our DCEngine product line to a tier-one U.S. service provider given changes in their deployment strategy as well as expected declines of $22.4 million in non-core legacy hardware products.

Revenues in the Hardware Solutions segment increased $26.0 million to $155.6 million in 2016 from $129.6 million in 2015. This is the result of growth attributable to $66.9 million in DCEngine sales to a tier-one U.S. service provider in support of their initial data center build outs to deploy value-added services. These increases were offset by expected declines of $40.9 million in non-core legacy hardware products, which is a direct result of the strategic changes implemented early in 2015.

Revenue by Geography

The following tables outline overall revenue dollars (in thousands) and the percentage of revenues, by geographic region:

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
North America	$60,147	$129,781	$82,564	(53.7)%	57.2%
EMEA	45,217	45,090	31,374	0.3	43.7
Asia-Pacific	28,404	37,521	70,655	(24.3)	(46.9)
Total	$133,768	$212,392	$184,593	(37.0)%	15.1%

	For the Years Ended December 31,
	2017	2016	2015
North America	45.0%	61.1%	44.7%
EMEA	33.8	21.2	17.0
Asia-Pacific	21.2	17.7	38.3
Total	100.0%	100.0%	100.0%

North America. North American revenues decreased by $69.6 million to $60.1 million in 2017 from $129.8 million in 2016. This is the result of a material reduction in hardware revenue from sales of our DCEngine product line to a tier-one U.S. service provider year-on-year and coupled with expected declines in our legacy embedded products revenue.

North American revenues increased by $47.2 million to $129.8 million in 2016 from $82.6 million in 2015. This was attributable to increased sales to a tier-one U.S. service provider purchasing both DCEngine and FlowEngine products in support of various commercial deployments as this service provider migrates to next-generation infrastructure.

EMEA. Revenues from the EMEA region was relatively flat at $45.2 million in 2017 and $45.1 million in 2016. Sales remained consistent with our largest medical imaging customer in Europe as deployments in their end markets remained strong year-on-year.

Revenues from the EMEA region increased $13.7 million to $45.1 million in 2016 from $31.4 million in 2015. The increase was attributable to new design wins with a top five customer deploying our products in medical imaging and related markets.

Asia-Pacific. Revenues from the Asia-Pacific region decreased $9.1 million to $28.4 million in 2017 from $37.5 million in 2016. This decrease was tied to lower MediaEngine product shipments to our largest Asian customer.

Revenues from the Asia-Pacific region decreased $33.1 million to $37.5 million in 2016 from $70.7 million in 2015. This meaningful decrease was tied to declines in sales to legacy Hardware Solutions customers that were impacted by the Company's 2015 shift to focus on key strategic customers who enable us to generate steady levels of profitability and cash flow.

We currently expect continued fluctuations in the revenue contribution from each geographic region dependent upon the timing of customer deployments. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins (in thousands):

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Gross margin
Software-Systems	25,104	$34,488	$31,997	(27.2)%	7.8%
Hardware Solutions	3,530	29,660	28,311	(88.1)	4.8
Corporate and other	(7,864)	(8,060)	(8,156)	(2.4)	(1.2)
Total gross margin	$20,770	$56,088	$52,152	(63.0)%	7.5%

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Gross margin
Software-Systems	52.6%	60.7%	58.2%	(8.1)%	2.5%
Hardware Solutions	4.1	19.1	21.8	(15.0)	(2.7)
Corporate and other	(5.9)	(3.8)	(4.4)	(2.1)	0.6
Total gross margin	15.5%	26.4%	28.3%	(10.9)%	(1.9)%

Software-Systems. Gross margin as a percentage of revenues decreased 810 basis points to 52.6% in 2017 from 60.7% in 2016. This was the result of less favorable product mix as compared to the prior year coupled with a decline in FlowEngine product sales.

Gross margin as a percentage of revenues increased 250 basis points to 60.7% in 2016 from 58.2% in 2015. This was the result of more favorable product mix of software-rich product sales including a $2.7 million increase in FlowEngine shipments to a tier-one U.S service provider.

Hardware Solutions. Gross margin as a percentage of revenues decreased 1,500 basis points to 4.1% in 2017 from 19.1% in 2016. This decrease was the result of $18.0 million in net charges from inventory valuation allowance and adverse purchase commitment liabilities and offset by favorable product mix given a lower proportion of DCEngine product sales within the segment.

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

Corporate and other. Gross margin increased $0.2 million to $(7.9) million in 2017 from $(8.1) million in 2016. Items included in Corporate and other include expenses not allocated to our two operating segments. These costs include amortization of intangible assets, stock compensation and restructuring and other expenses. The increase was attributable to a $0.2 million decrease in stock based compensation expense.

Gross margin increased $0.1 million to $(8.1) million in 2016 from $(8.2) million in 2015. Items included in Corporate and other include expenses not allocated to our two operating segments. These costs include amortization of intangible assets, stock compensation and restructuring and other expenses. The increase was attributable to a $0.2 million decrease in the amortization of intangible assets, offset by a $0.1 million increase in stock compensation expense.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Research and development	$23,416	$24,068	$25,529	(2.7)%	(5.7)%
Selling, general and administrative	32,792	33,722	30,628	(2.8)	10.1
Intangible assets amortization	3,006	5,040	5,040	(40.4)	—
Restructuring and other charges, net	8,339	2,917	5,020	185.9	(41.9)
Total	$67,553	$65,747	$66,217	2.7%	(0.7)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $0.7 million to $23.4 million in 2017 from $24.1 million in 2016. The expense reductions were the result of reduced headcount due to the Company's restructuring efforts in the fourth quarter of 2017. R&D headcount decreased to 231 at December 31, 2017 from 317 at December 31, 2016.

R&D expenses decreased $1.5 million to $24.1 million in 2016 from $25.5 million in 2015. The expense reductions were the result of our restructuring efforts within our Hardware Solutions segment personnel reductions in Asia and North America and the concentration of R&D headcount to lower cost geographies and was largely completed by the end of the second quarter 2015. R&D headcount increased to 317 at December 31, 2016 from 310 at December 31, 2015.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $0.9 million to $32.8 million in 2017 from $33.7 million in 2016. The expense reductions were the result of reduced headcount due to the Company's restructuring efforts in the fourth quarter of 2017. SG&A headcount decreased to 127 at December 31, 2017 from 139 at December 31, 2016.

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

Intangible Assets Amortization

Intangible assets amortization decreased $2.0 million to $3.0 million in 2017 from $5.0 million in 2016 due to routine amortization of acquired intangible assets and certain assets reaching the end of their useful lives. Intangible assets amortization in 2016 was comparable to 2015 due to routine amortization of acquired intangible assets. The amortization charges for each year were associated with the amortization of previously acquired intangible assets.

We perform impairment reviews of the purchased intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There have been no impairments of intangible assets recorded to date.

Restructuring and Other Charges, Net

Restructuring and other charges, net includes expenses associated with restructuring activities and other gains and losses which are not indicative of our ongoing business operations. Specifically, this may include costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business integration or restructuring activities. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

Restructuring and other charges, net increased $5.4 million to $8.3 million in 2017 from $2.9 million in 2016.

During the year ended December 31, 2017, restructuring and other charges include the following:

•
$5.5 million net expense relating to the severance for 92 employees primarily in connection with a restructuring of the Company's DCEngine product line, reducing the Company's hardware engineering presence in Shenzhen, China as well as reductions in North America due to the transition of the Company's supply chain operations to third party integration partners; an additional $0.8 million of expense will be recognized in 2018 over the notified employees' respective service terms;

•	$1.7 million fixed asset write offs related to DCEngine restructuring plans;

•	$1.0 million legal and other expense principally associated with contract termination costs and legal costs resulting from the Company's credit facility; and

•	$0.1 million lease abandonment expense associated with reductions in certain of our international sites.

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

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Cost of sales	$157	$354	$294	(55.6)%	20.4%
Research and development	387	845	867	(54.2)	(2.5)
Selling, general and administrative	1,648	2,598	2,791	(36.6)	(6.9)
Total	$2,192	$3,797	$3,952	(42.3)%	(3.9)%

Stock-based compensation expense decreased $1.6 million in 2017 to $2.2 million in 2017 compared to $3.8 million in 2016 as a result of not achieving specific performance targets related to executive grants in 2017.
Stock-based compensation expense decreased $0.2 million in 2016 to $3.8 million in 2016 compared to $4.0 million in 2015, primarily as a result of 2014 and 2015 performance based awards earned in the second and fourth quarter of 2016, offset by new performance based awards and stock options granted in 2016.
Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Income (loss) from operations
Software-Systems	$(6,968)	$(18)	$(1,900)	(38,611.1)%	(99.1)%
Hardware Solutions	(18,571)	9,820	9,709	(289.1)	1.1
Corporate and other	(21,244)	(19,461)	(21,874)	(9.2)	(11.0)
Total income (loss) from operations	$(46,783)	$(9,659)	$(14,065)	(384.3)%	(31.3)%

Software-Systems. Loss from operations declined by $7.0 million in 2017 and was the result of the previously described decrease in revenues from our largest customers.

Loss from operations improved by $1.9 million in 2016 and was the result of the previously described increase in revenue and gross margin.

Hardware Solutions. Income (loss) from operations decreased by $28.4 million in 2017 to a loss of $18.6 million and was the result of the decline in DCEngine revenues coupled with the significant inventory charges recorded during 2017.

Income from operations increased by $0.1 million in 2016. The year over year income from operations was the result of $29.7 million and $28.3 million of previously described gross margin provided by this segment in 2016 and 2015. The $1.3 million increase to gross margin in 2016 was offset by increased sales and marketing expenses tied specifically to accelerating our DCEngine strategy.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations increased by $1.8 million to $21.2 million in 2017 from $19.5 million in 2016. The increase was primarily due to an increase of $5.4 million in restructuring and other expenses offset by $2.0 million decrease in intangible amortization and $1.6 million decrease in stock based compensation expense.

Loss from operations improved by $2.4 million to $19.5 million in 2016 from $21.9 million in 2015. The improvement was primarily due to a $2.1 million decrease in restructuring and other expenses.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Interest expense	$(1,199)	$(482)	$(515)	(148.8)%	(6.4)%
Interest income	179	189	96	(5.3)	96.9
Other income (expense), net	(1,074)	2,135	1,548	(150.3)	37.9
Total	$(2,094)	$1,842	$1,129	(213.7)%	63.2%

Interest Expense

Interest expense includes interest incurred on our revolving line of credit. Our revolving line of credit had a balance ranging from $3.0 million to $45.0 million throughout the year. The increase in interest expense for the year ended December 31, 2017 from 2016 is the result of higher interest rates under the credit line and carrying a higher average outstanding balance.

In 2016, interest expense includes interest incurred on our revolving line of credit. Our revolving line of credit had a balance ranging from $6.0 million to $25.0 million throughout the year. The decrease in interest expense for the year ended December 31, 2016 from 2015 is the result of the repayment of the 2015 Convertible Notes on February 17, 2015.

Other Income (Expense), Net

Other income, net decreased $3.0 million to an expense of $1.1 million in 2017 from income of $2.1 million in 2016. We recognized a $0.3 million loss on the realization of cumulative translation adjustments in the third quarter of 2017 associated with liquidation of a foreign entity as the result of previously announced restructuring actions. Additionally, the decrease is due to the decline of the US Dollar relative to the Chinese Yuan and Indian Rupee.

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

Income Tax Provision

We recorded income tax expense of $3.7 million, $2.4 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015. Our current effective tax rate differs from the statutory rate in all periods due to a full valuation allowance provided against our U.S. net deferred tax assets, Indian dividend distribution tax and a partial valuation allowance against certain of our foreign deferred tax assets.

At December 31, 2017 and 2016, we had net deferred tax assets of $0.8 million and $1.1 million. We had valuation allowances of $77.4 million and $88.6 million as of December 31, 2017 and 2016, which represents a full valuation allowance against our U.S. deferred tax assets and a partial valuation allowance against certain of our foreign deferred tax assets. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance, resulting in a charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. or foreign net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2017 will be realized.

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

We are currently under tax examination in India and Canada. The periods under examination in India are the Company's financial years 2005, 2006, 2008 and 2011. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2017. The periods under examination in Canada are fiscal years 2013 and 2014. We reduced our Canadian tax attribute carryforwards and valuation allowance by $1.5 million as a settlement position related to a proposed adjustment by the Canada Revenue Agency.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.
We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, our financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.
Liquidity and Capital Resources

The following table summarizes selected financial information (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$8,124	$33,087	$20,764
Working capital	(797)	32,974	28,562
Accounts receivable, net	32,820	38,378	60,942
Inventories, net	4,265	20,021	16,812
Accounts payable	18,297	20,805	43,451
Line of credit	16,000	25,000	15,000

Cash Flows

Cash and cash equivalents decreased by $25.0 million to $8.1 million at December 31, 2017 from $33.1 million at December 31, 2016. As of December 31, 2017, the amount of cash held by our foreign subsidiaries was $1.4 million and the remaining $6.7 million was held in the U.S. We do not permanently reinvest funds in our foreign entities.  We expect to repatriate cash from these foreign entities on an ongoing basis in future periods in a manner that will not result in significant cash tax payments.

Activities impacting cash and cash equivalents are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities
Net loss	$(52,604)	$(10,251)	$(14,678)
Non-cash adjustments	39,659	24,574	23,766
Changes in working capital	1,057	(4,514)	(4,031)
Cash provided by (used in) operating activities	(11,888)	9,809	5,057
Cash used in investing activities	(4,898)	(4,931)	(2,224)
Cash provided by (used in) financing activities	(8,620)	7,474	(12,811)
Effect of exchange rate changes	443	(29)	(500)
Net increase (decrease) in cash and cash equivalents	$(24,963)	$12,323	$(10,478)

Operating Activities

Cash used by operating activities in 2017 was $11.9 million and consisted of a net loss of $52.6 million, adjustments for non-cash items of $39.7 million, which primarily consisted of intangible amortization, fixed asset depreciation, stock-based compensation expense and inventory valuation allowances, and an increase in working capital items of $1.1 million. For the year ended December 31, 2017, principal drivers to changes in our working capital consisted of the following:

•	Accounts receivables decreased $5.5 million due to the decrease in fourth quarter revenues over 2016;

•	Accounts payable decreased $2.2 million due to the lower balances with our contract manufacturers resulting from the decline in DCEngine orders;

•	Deferred revenue decreased $2.8 million due to the recognition of DCEngine maintenance that was deferred at December 31, 2016 and subsequently recognized in 2017; and

•
Non-cash inventory charges of $18.0 million from restructuring of the DCEngine product line and last-time buys from customers for legacy embedded products and coupled with our decision to change contract manufacturers in Asia.

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

•	Accounts payable decreased $22.8 million due to the payment of inventory purchases made in the fourth quarter of 2015 in order to fulfill DCEngine orders shipped during 2016;

•	Deferred revenue decreased $15.0 million due to the recognition of DCEngine shipments that were deferred at December 31, 2015 and subsequently recognized in 2016;

•	Inventories and deferred cost of sales decreased $4.9 million tied to the significant DCEngine orders deferred at December 31, 2015 and recognized in 2016; and

•	Other receivables decreased $7.1 million as the result of collections from the sale of inventories to our integration partner and contract manufacturer.

Investing Activities

Cash used in investing activities in 2017 and 2016 of $4.9 million was attributable to ongoing capital expenditures principally associated with our DCEngine product line.

Financing Activities

Cash used in financing activities in 2017 of $8.6 million is primarily due to a $9.0 million net repayment on our Silicon Valley Bank line of credit and proceeds from the issuance of common stock. During 2017, our gross borrowings were $93.0 million and we repaid $102.0 million of the borrowings within the period. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

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

Line of Credit

Silicon Valley Bank Credit Agreement
Our primary source of liquidity, aside from our current working capital, was our ability to borrow under our revolving credit facility. As of December 31, 2017 and December 31, 2016, we had an outstanding balance of $16.0 million and $25.0 million.

On January 3, 2018, concurrently with the Company’s entry into the Note Purchase Agreement and the ABL Credit Agreement described below, the Company repaid in full and terminated the Credit Agreement, dated September 19, 2016, between the Company, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto, which provided for a three-year revolving credit facility with a $30.0 million revolving loan commitment.

ABL Credit Agreement
On January 3, 2018, the Company entered into a Loan and Security Agreement (the “ABL Credit Agreement”) between Marquette Business Credit, LLC, as lender (the “Lender”), and the Company, as borrower. The ABL Credit Agreement provides for a revolving credit facility that provides financing of up to $20.0 million, with a $1.5 million sub-limit for letters of credit (the “ABL Facility”). Borrowings under the ABL Facility are subject to a borrowing base, which is a formula based upon certain eligible domestic accounts receivables, plus the lesser of (x) certain eligible foreign accounts receivables and (y) $20.0 million and minus certain established reserves and the amount of certain other funds held in blocked accounts. The ABL Credit Agreement matures on January 3, 2021.
Outstanding borrowings under the ABL Facility bear interest at a rate per annum equal to the sum of the applicable base rate, which is the higher of (i) the prime rate then in effect and (ii) LIBOR plus 2.00%, plus, in each case, 1.00% and is payable monthly in arrears. During the continuance of a default or event of default, borrowings under the ABL Facility will bear interest at a rate 2.00% above the otherwise applicable interest rate. Under the ABL Credit Agreement, the Company is required to pay a commitment fee of 0.375% per annum based on the average unused portion of the revolving loan commitment and certain other fees in connection with the origination of the ABL Facility and the issuance of letters of credit. In connection with the early termination of the ABL Facility, the Company will also be required to pay (x) a fee equal to 2.00% of the total revolving loan commitment if termination occurs on or prior to January 3, 2019 and (y) 1.00% of the total revolving loan commitment if termination occurs after January 3, 2019 and on or prior to January 3, 2020. There is no early termination fee if the ABL Facility is terminated after January 3, 2020.
The ABL Credit Agreement contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the ABL Credit Agreement, the Company is required to meet certain financial and other restrictive covenants, including maintaining a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) and not exceeding maximum capital expenditures in any fiscal year (each as defined in the ABL Credit Agreement), not exceeding certain thresholds for Cash Loss After Debt Service (as defined in the ABL Credit Agreement) and. Additionally, the Company is also prohibited from taking certain actions without consent of the Lender, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on the Company's assets and making restricted payments, including cash dividends on shares of the Company's common stock, in each case, except as expressly permitted under the ABL Credit Agreement. The ABL Credit Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the ABL Credit Agreement may be accelerated.
The ABL Facility is guaranteed on a senior secured basis by the Guarantors (as defined below). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) are secured by first-priority liens on the Collateral. The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) have first-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the Collateral constituting, among other things, accounts, inventory and cash of the Borrower and the Guarantors (collectively, the “ABL Priority Collateral”). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL facility (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the Term Priority Collateral (as defined below). As described below, the Company must also maintaining minimum cash balances in a restricted deposit account of $4.0 million through June 30, 2018 and $6.0 million on and after July 1, 2018, which will secure both the obligations under the Notes and the ABL Facility.
The Company paid approximately $2.0 million in debt issuance fees which will be capitalized and expensed over the term of the Note Purchase Agreement.
Hale Capital Note Purchase Agreement
On January 3, 2018, the Company also entered into a Note Purchase Agreement (the “Note Purchase Agreement”) among the Company, as borrower, the Guarantors (as defined below) from time to time party thereto, the purchasers from time to time party thereto (collectively, the “Purchasers”) and HCP-FVG, LLC, an affiliate of Hale Capital Partners LP, as collateral agent and as a Purchaser ("Hale Capital"). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchasers senior secured promissory notes in an aggregate original principal amount of $17.0 million (the "Notes").
The Notes bear interest at a rate equal to the greater of 4.50% or the prime rate plus 5.75% (currently 10.25% per year), payable monthly in arrears. For any interest payment date occurring on or prior to August 31, 2018, the monthly interest payment will be paid in the form of additional Notes (unless an event of default has occurred and is continuing, in which case all interest shall be paid in cash). Thereafter, the interest will be payable monthly in cash in arrears. Interest on the Notes will be computed on the basis of a 360-day year comprising twelve 30-day months. During the continuance of a default or event of default, the Notes will bear interest at a rate 5.00% above the otherwise applicable interest rate.
The maturity date of the Notes is January 3, 2021 (the “Term Maturity Date”). The Company is required to redeem the Notes in principal installments of (i) $1.5 million payable on August 31, 2018, (ii) $1.75 million payable on the last day of the fiscal quarter ending September 30, 2018, (iii) $1.25 million payable on the last day of the fiscal quarter ending December 31, 2018 and (iv) $1.5 million payable on the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2019 and continuing through the last full fiscal quarter prior to the Term Maturity Date. In addition, the Company will be required to redeem all of the Notes upon a change of control and will be required to make certain mandatory redemptions of the Notes with (x) the net proceeds of any voluntary or involuntary sale or disposition of assets (including casualty losses and condemnation awards, subject to certain exceptions) and (y) 33% of the net proceeds from the issuance or sale of any equity (unless an event of default exists under the Note Purchase Agreement, in which case it will be 100% of the net proceeds), subject to certain exceptions and limitations. The Company may also redeem the Notes in whole or in part at any time.
All redemptions of the Notes (whether mandatory, optional or as result of the acceleration of the Notes) are subject to a prepayment fee as follows: (i) if a prepayment is on or before January 3, 2020, 5% of the principal prepaid; and (ii) if prepayment is on or after January 4, 2020 and on or before January 2, 2021, 3% of the principal prepaid.
The Note Purchase Agreement contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Under the Note Purchase Agreement, the Company is required to meet certain financial and other restrictive covenants, including maintaining a minimum Coverage Ratio and Total Liquidity (each as defined in the Note Purchase Agreement), maintaining the amount of negative cumulative cash flow from operations below an agreed threshold, maintaining certain minimum levels of revenue and not exceeding a maximum long-term deferred revenue threshold. Additionally, the Company and its subsidiaries are also prohibited from taking certain actions without consent of the Purchasers, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on their assets, making restricted payments, including cash dividends on shares of the Company's common stock, and other investments and making capital expenditures in excess of certain thresholds, in each case, except as otherwise expressly permitted under the Note Purchase Agreement. The Note Purchase Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Note Purchase Agreement may be accelerated.
The Notes are guaranteed on a senior secured basis by the Company’s U.S. subsidiary, Radisys International LLC (“Radisys International”). Each of its future material domestic subsidiaries will also be required to guarantee the Notes on a senior secured basis (collectively with Radisys International, the “Guarantors”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) are secured by substantially all of the Company’s and the Guarantors’ tangible and intangible assets, subject to specified exceptions (the “Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have first-priority in the waterfall set forth in an intercreditor agreement entered into in connection with the Notes and the ABL Facility (the “Intercreditor Agreement”) in respect of the liens on the Collateral other than the ABL Priority Collateral (the “Term Priority Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the ABL Priority Collateral. The Company must also maintain at least $4.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital through June 30, 2018 and at least $6.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital on and after July 1, 2018. The amount in the restricted account will secure both the obligations under the Notes and the ABL Facility.
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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2017 and the effect of such on our liquidity and cash flows in future periods (in thousands):

	Total	2018	2019-2020	2021-2022	2023 & Thereafter
Operating leases	$6,236	$2,242	$3,111	$883	$—
Purchase obligations (A)	3,263	3,263	—	—	—
Line of credit (B)	16,000	16,000	—	—	—
Total	$25,499	$21,505	$3,111	$883	$—

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

(B)	The secured revolving line of credit agreement was replaced on January 3, 2018. See Note 19 - Subsequent Events

In addition to the above, we have approximately $4.6 million in liabilities associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Liquidity Outlook

Over the past several quarters, we have experienced significant operating losses and more recently consumed significant cash from operations resulting from a material decline in its DCEngine product line. Given the uncertainty of future business from the DCEngine product line, we began taking action in the fourth quarter of 2017 to significantly reduce our overhead and operating expenses moving forward aimed at enabling us to return to profitability and free cash flow generation. These actions also included closing the new financing arrangements subsequent to December 31, 2017, which positioned us to implement the expense reduction actions as well as committed inventory purchases through the first half of 2018.

A return to profitability and free cash flow generation is based on certain assumptions and projections, including growth from our Software-Systems business. If we are unable to attain certain levels of revenue growth, or meet our cost reduction targets, we may be out of compliance with covenants associated with the new financing arrangements which may have a material adverse effect on our liquidity.

At December 31, 2017, our cash and cash equivalents amounted to $8.1 million.  We believe our current cash and cash equivalents, the proceeds from the sale of the Notes, cash expected to be generated from operations, available borrowings under ABL Credit Agreement and availability, if required, under our $100.0 million unallocated shelf registration statement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. If we are unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from our Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact our operating plans, without an amendment or waiver, our liquidity outlook could be materially and adversely affected. We continue to pursue a number of actions to improve our cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and we are considering all available strategic alternatives and financing possibilities, including, without limitation, the issuance of additional equity, the incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations. In addition, we have from time to time received inquiries and initiated discussions regarding potential strategic alternatives, including inquiries and discussions regarding a possible sale of the Company. We will likely continue to receive inquiries and initiate discussions regarding potential strategic alternatives in the future. We currently have no agreements or commitments to engage in any specific strategic transactions, but we may enter into such a transaction at any time.

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

For hardware sales which may include software, ASC 605 Revenue Recognition provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, we use vendor specific objective evidence (“VSOE”) to determine the estimated fair value of each element of the arrangement. In the absence of VSOE or third−party evidence ("TPE") for a delivered element, we then use an estimated selling price in order to determine fair value. Estimated selling prices represent our best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, we generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where VSOE cannot be established, we then rely upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company-specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, we considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. We also considered market specific factors when establishing reasonable profit objectives.

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under our standard terms and conditions of sale, we typically transfer title and risk of loss to the customer at the time product is shipped to the customer and in certain instances upon delivery to the customer, and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The amount of revenues derived from these distributors as a percentage of total revenues was 4.6%, 4.6% and 15.1% for the years ended December 31, 2017, 2016 and 2015. Revenues associated with distributors are generally recognized upon shipment as we have established a sell-to model with distributors. We accrue the estimated cost of product warranties, based on historical experience at the time we recognize revenue.

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

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. If one of our large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2017 and 2016, there were no significant account balances reserved.

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

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2017 and December 31, 2016 amounted to $11.6 million and $24.3 million.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives with remaining lives of one to four years as of December 31, 2017. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by us. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to fifteen years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

Conditions that would trigger a long-lived asset impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If we determine that a long-lived asset impairment assessment is required, we must determine the fair value of the asset. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived asset group. As part of the DCEngine restructuring events in 2017, it was determined a triggering event occurred for that asset group. Through a step 1 analysis the Company concluded no impairment was necessary. No triggering event occurred in any other asset group. The Company determined that no triggering events occurred in 2016.

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the expected future cash flows and the fair market value of the long-lived asset. If and when a condition has triggered an impairment analysis of our long-lived asset group, we may incur substantial impairment losses due to the write-down or the write-off of our long-lived asset group.

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

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets if it is “more likely than not” that all or a portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Our net deferred tax assets amounted to $0.8 million as of December 31, 2017. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases," which requires us as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. ASU 2016-02 is effective for us beginning January 1, 2019 with early adoption permitted. While we are currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, we expect the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the our minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 13.

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017. In accordance with this standard, the Company will adopt the new standard effective January 1, 2018.
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We will adopt using the modified retrospective approach.
We have completed the assessment phase  and documentation of new policies and evaluation of our internal controls framework. We do not expect a significant change in our control environment due to the adoption of the new standard. The adoption of ASU 2014-09 will also result in additional disclosures around nature and timing of our performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by us.

Upon adoption, we do not expect a material impact to the opening balance sheet as of January 1, 2018 related to the modified retrospective effect. Although the impact of the new standard will greatly increase the amount of required disclosures we expect revenue recognition for the broad portfolio of its hardware and software sales to remain largely unchanged. Aspects of the new standard expected to impact us include a change in the timing of certain usage-based royalties. Historically revenue was not recognized until fixed and determinable; however, the new ASU requires us to estimate using either the probability weighted expected amount or the most likely amount and estimate the transaction price to recognize when or as control is transferred to the customer. Additionally, for certain professional services with no VSOE under ASC 605, certain licenses would be deferred and recognized with the associated software. Under ASC 606, the determination of the performance obligations may result in a change to the recognition pattern. Such contracts represent a small subset of our total portfolio, however,  may shift forward the recognition of revenue.  As discussed above, the adoption of the new standard is not expected to have a material impact on the opening balance sheet as of January 1, 2018.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rates, and as of December 31, 2017 the total notional or contractual value of the contracts we held was $13.0 million. These contracts will mature over the next 12 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.3 million reversing our Indian Rupee hedge asset as of December 31, 2017, to a hedge liability of $0.8 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.3 million, increasing our Indian Rupee hedge asset as of December 31, 2017 to $1.8 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2017				For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$37,610	$35,093	$28,773	$32,292	$55,146	$61,288	$55,397	$40,561
Gross margin	8,222	10,008	1,195	1,345	12,784	15,445	14,246	13,613
Loss from operations	(9,135)	(6,695)	(13,926)	(17,027)	(2,450)	(932)	(2,083)	(4,194)
Net loss	(10,008)	(7,554)	(15,411)	(19,631)	(2,965)	(591)	(2,638)	(4,057)
Loss per share:
Basic	$(0.26)	$(0.19)	$(0.39)	$(0.50)	$(0.08)	$(0.02)	$(0.07)	$(0.11)
Diluted	$(0.26)	$(0.19)	$(0.39)	$(0.50)	$(0.08)	$(0.02)	$(0.07)	$(0.11)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we conclude that, as of December 31, 2017 the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in their report which appears on page 52 hereof.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Radisys Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Radisys Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have served as the Company’s auditor since 2005.

_____________
/s/ KPMG LLP
Portland, Oregon
February 28, 2018

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Product	$99,090	$176,141	$155,285
Service	34,678	36,251	29,308
Total revenue	133,768	212,392	184,593
Cost of sales:
Product	84,193	127,771	107,031
Service	21,098	20,826	17,548
Amortization of purchased technology	7,707	7,707	7,862
Total cost of sales	112,998	156,304	132,441
Gross margin	20,770	56,088	52,152
Research and development	23,416	24,068	25,529
Selling, general and administrative	32,792	33,722	30,628
Intangible assets amortization	3,006	5,040	5,040
Restructuring and other charges, net	8,339	2,917	5,020
Loss from operations	(46,783)	(9,659)	(14,065)
Interest expense	(1,199)	(482)	(515)
Interest income	179	189	96
Other income (expense)	(1,074)	2,135	1,548
Loss before income tax expense	(48,877)	(7,817)	(12,936)
Income tax expense	3,727	2,434	1,742
Net loss	$(52,604)	$(10,251)	$(14,678)
Net loss per share:
Basic	$(1.35)	$(0.27)	$(0.40)
Diluted	$(1.35)	$(0.27)	$(0.40)
Weighted average shares outstanding:
Basic	38,994	37,668	36,789
Diluted	38,994	37,668	36,789

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(52,604)	$(10,251)	$(14,678)
Other comprehensive loss:
Translation adjustments	1,722	(952)	(1,255)
Adjustment for fair value of hedge derivatives, net of tax	350	292	(67)
Other comprehensive income (loss)	2,072	(660)	(1,322)
Comprehensive loss	$(50,532)	$(10,911)	$(16,000)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,124	$33,087
Accounts receivable, net	32,820	38,378
Other receivables	3,421	4,161
Inventories, net	4,265	20,021
Other current assets	3,186	2,990
Total current assets	51,816	98,637
Property and equipment, net	4,728	6,713
Intangible assets, net	6,862	17,575
Long-term deferred tax assets, net	787	1,117
Other assets	1,836	4,143
Total assets	$66,029	$128,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,297	$20,805
Accrued wages and bonuses	3,711	6,572
Deferred revenue	4,200	5,715
Line of credit	16,000	25,000
Other accrued liabilities	10,405	7,571
Total current liabilities	52,613	65,663
Long-term liabilities:
Other long-term liabilities	6,866	5,966
Total long-term liabilities	6,866	5,966
Total liabilities	59,479	71,629
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock — $0.01 par value, 5,664 shares authorized; none issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock — no par value, 100,000 shares authorized; 39,280 and 38,521 shares issued and outstanding at December 31, 2017 and December 31, 2016	342,219	339,715
Accumulated deficit	(336,182)	(281,600)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	690	(1,032)
Unrealized loss on hedge instruments	(177)	(527)
Total accumulated other comprehensive income (loss)	513	(1,559)
Total shareholders’ equity	6,550	56,556
Total liabilities and shareholders’ equity	$66,029	$128,185

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balances, December 31, 2014	36,532	$334,024	$(256,671)	$423	$77,776
Shares issued pursuant to benefit plans	205	331	—	—	331
Stock based compensation associated with employee benefit plans	—	3,952	—	—	3,952
Vesting of restricted stock units	279	—	—	—	—
Restricted share forfeitures for tax settlements	(57)	(142)	—	—	(142)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	(67)	(67)
Translation adjustments	—	—	—	(1,255)	(1,255)
Net loss for the period	—	—	(14,678)	—	(14,678)
Balances, December 31, 2015	36,959	$338,165	$(271,349)	$(899)	$65,917
Shares issued pursuant to benefit plans	393	1,040	—	—	1,040
Stock based compensation associated with employee benefit plans	—	3,797	—	—	3,797
Vesting of restricted stock units	1,799	—	—	—	—
Restricted share forfeitures for tax settlements	(630)	(3,287)	—	—	(3,287)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	292	292
Translation adjustments	—	—	—	(952)	(952)
Net loss for the period	—	—	(10,251)	—	(10,251)
Balances, December 31, 2016	38,521	$339,715	$(281,600)	$(1,559)	$56,556
Shares issued pursuant to benefit plans	283	516	—	—	516
Stock based compensation associated with employee benefit plans	—	2,192	—	—	2,192
Vesting of restricted stock units	530	—	—	—	—
Restricted share forfeitures for tax settlements	(54)	(204)	—	—	(204)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	350	350
Translation adjustments	—	—	—	1,722	1,722
Recent adoption of ASU 2016-16	—	—	(1,978)	—	(1,978)
Net loss for the period	—	—	(52,604)	—	(52,604)
Balances, December 31, 2017	39,280	$342,219	$(336,182)	$513	$6,550

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(52,604)	$(10,251)	$(14,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,219	17,256	18,478
Inventory valuation allowance and adverse purchase commitment charges	17,963	4,212	3,278
Deferred income taxes and uncertain tax positions	1,645	124	106
Stock-based compensation expense	2,192	3,797	3,952
Loss on the liquidation of foreign subsidiaries	313	—	—
Other	327	(815)	(217)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,463	22,609	(17,121)
Other receivables	808	7,110	(5,040)
Inventories and deferred cost of sales	620	4,890	(13,801)
Accounts payable	(2,237)	(22,805)	9,853
Accrued wages and bonuses	(2,664)	(789)	2,043
Accrued restructuring	(1,338)	772	(89)
Deferred revenue	(2,786)	(14,967)	16,682
Other	3,191	(1,334)	1,611
Net cash provided by (used in) operating activities	(11,888)	9,809	5,057
Cash flows from investing activities:
Capital expenditures	(4,898)	(4,931)	(2,224)
Net cash used in investing activities	(4,898)	(4,931)	(2,224)
Cash flows from financing activities:
Borrowings on line of credit	93,000	98,000	13,500
Payments on line of credit	(102,000)	(88,000)	(8,500)
Repayment of convertible subordinated notes	—	—	(18,000)
Proceeds from issuance of common stock	516	1,040	331
Net resettlement of restricted shares	(204)	(3,287)	(142)
Other financing activities	68	(279)	—
Net cash provided by (used in) financing activities	(8,620)	7,474	(12,811)
Effect of exchange rate changes on cash	443	(29)	(500)
Net increase (decrease) in cash and cash equivalents	(24,963)	12,323	(10,478)
Cash and cash equivalents, beginning of period	33,087	20,764	31,242
Cash and cash equivalents, end of period	$8,124	$33,087	$20,764
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$906	$483	$835
Income taxes	$1,262	$1,349	$1,289

The accompanying notes are an integral part of these financial statements.

Note 1 — Nature of Operations

Radisys Corporation (NASDAQ: RSYS), a global leader in open telecom solutions, enables service providers to drive disruption with new open architecture business models. Radisys’ innovative disaggregated and virtualized enabling technology solutions leverage open reference architectures and standards, combined with open software and hardware to power business transformation for the telecom industry, while its world-class services organization delivers systems integration expertise necessary to solve communications and content providers’ complex deployment challenges. The Company operates in two primary segments, Software-Systems and Hardware Solutions.

•
Software-Systems products and services are targeted at delivering differentiated solutions for service providers to enable their deployment of next generation networks and technologies. This segment is comprised of the following differentiated offerings, all of which are aimed at enabling service providers to more rapidly adopt new technologies while driving down the costs of their network infrastructure.

◦
MediaEngine products are designed into IP Communications Networks, including the IP Multimedia Subsystem ("IMS") core of telecom networks, providing the necessary media processing capabilities required for a broad range of applications including Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), cloud communication platform as a service (CPaaS), Web Real-Time Communication ("WebRTC"), multimedia conferencing, as well as the transcoding required to achieve interoperability between legacy and new generation devices using disparate audio and video codecs. Evolution of the traditional media function to an all-IP virtual network function is critical for modernization of real time voice and video services. The Company's MediaEngine OneMRF strategy helps service providers consolidate their real-time IP media processing into a vendor and application agnostic platform, which drives cost out of their service delivery platform and enables accelerated deployment and introduction of new services. The Company sells virtualized, software-only vMRF for customers who require media processing in an Intel architecture and NFV platforms. The Company's MediaEngine provides the essential media processing capability that enables service providers to deliver audio, video and other multimedia services over their all-IP networks.

◦
MobilityEngine (previously disclosed as CellEngine) portfolio provides solutions for 4G, LTE-Advance and emerging 5G standards for RAN use cases including Centralized, Virtualized and Mobile (or Multi Access as it is now known) Edge Compute (MEC). Cloud or Centralized Radio Access Network (C-RAN) disaggregates the RAN baseband unit (BBU) from traditional eNodeB enabling it to run on common generic compute platforms, making network decisions more efficient compared to traditional cellular networks. Multi Access Edge Computing (MEC) is based on open platforms and software that allows virtualized applications to be deployed closest to the network edge to meet the requirements of ultra-low latency, real time network access and context needed for 5G, streaming video and massive IoT applications. The Company's MobilityEngine portfolio helps Original Design Manufacturers (ODMs), Original Equipment Manufacturers (OEMs) and Certified Systems Professionals (CSPs) build networks for these capabilities with accelerated time to market, reduced risk and lowered Total Cost of Ownership. One of the significant network re-evolutions is the 3GPP standards defines a vertical split for Central Unit (CU) - Distributed Unit (DU) as well as horizontal split for Control Plane - User Plane (CUPS). The Company's MobilityEngine software helps support these various options for flexible, scalable and programmable network deployment paradigms.

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

◦
Also included in this segment is the Company's Professional Services organization that is staffed with telecommunications experts who are available to assist our customers as they develop their own unique telecommunications products and applications as well as accelerating specific features developed across our Software-Systems product families. The Company's strategy is to enable the efficient and cost-effective adoption of our Software-Systems products as well as enabling service providers to accelerate the adoption of open-standards based solutions as part of their next generation networks aimed at significantly reducing the total cost of ownership of their network infrastructure.

•
Hardware Solutions leverages the Company's hardware design expertise, coupled with the Company's manufacturing, supply chain, integration and service capabilities, to enable differentiation from our competition. The Company's products include the following two primary product families:

◦
DCEngine products include open-based rack-scale systems, utilizing Open Compute Project (OCP) accepted specifications, which enable service providers to migrate their existing infrastructure to embrace the efficiencies and scale of data center environments. This product suite brings the economies of the data center and the agility of the cloud to service provider infrastructure, allowing them to accelerate the transformation to cloud based compute, storage and networking fabrics utilizing the best of commodity components, open source hardware specifications and software coupled with world class service and support. The DCEngine platform enables service providers to drive innovation and the rapid scalable delivery of virtualized network functions at the network edge, enabling new services such as storage backup, video on demand and parental controls.

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

While the Company will retain the ability to support their long-standing customer’s service needs given the extended nature of telecom deployments, many of the products within this portfolio have trended to end-of-life without future generation designs. Given the increased commoditization of hardware, coupled with the Company's strategy to drive increasing levels of our Software-Systems business, many customers had expected last time orders fulfilled over the course of 2017. As a result, going forward the Company expects to have a substantially smaller set of customers across these product lines.

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

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights according to agreements with the Company's distributors. The amount of revenues derived from distributors as a percentage of revenues was 4.6%, 4.6% and 15.1% for the years ended December 31, 2017, 2016 and 2015. Revenues associated with distributors are generally recognized upon shipment as the Company has established a sell-to model with distributors. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

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

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2017, 2016 and 2015 shipping and handling costs represented approximately 1% to 2% of total cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, web, and print advertising, along with trade show costs and product demos and brochures. For the years ended December 31, 2017, 2016 and 2015 advertising costs were $1.1 million, $1.1 million and $0.9 million.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. As part of the DCEngine restructuring events in 2017, it was determined a triggering event occurred for this asset group. Through a step 1 analysis the Company concluded no impairment was necessary. No triggering event occurred in any other asset group. The Company determined that no triggering events occurred in 2016.

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

Leases

The Company leases all of its facilities, certain office equipment and vehicles under non-cancelable operating leases that expire at various dates through 2022, along with options that permit renewals for additional periods. Rent escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

Restructuring and Other Charges

The Company has engaged, and may continue to engage, in restructuring and other actions, which require the Company to make significant estimates in several areas including: realizable values of assets made redundant or obsolete; expenses for severance and other employee separation costs; the ability and timing to generate sublease income, as well as the Company's ability to terminate lease obligations at the amounts estimated; and other costs. Should the actual amounts differ from the estimates, the amount of the restructuring and other charges could be materially impacted.

Restructuring and other charges may include costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business integration or restructuring activities. Costs associated with exit or disposal activities are recognized when probable and estimable because the Company has a history of paying severance benefits.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016.

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

These changes may materially impact the results of operations in the event such changes are made. In addition, if we were to modify any awards, additional charges would be taken. See Note 16 — Employee Benefit Plans for a further discussion on stock-based compensation.

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

Foreign currency translation

Assets and liabilities of international operations using a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates as of December 31, 2017 and 2016. Income and expense accounts are translated into U.S. dollars at the average daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense), net, in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases," which requires the Company as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where the Company is the lessor remains largely unchanged. ASU 2016-02 is effective for us beginning January 1, 2019 with early adoption permitted. While the Company is currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, the Company expects the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 13.

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017. In accordance with this standard, the Company will adopt the new standard effective January 1, 2018.
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company will adopt using the modified retrospective approach.

The Company has completed the assessment phase and documentation of new policies and evaluation of its internal controls framework. The Company does not expect a significant change in its control environment due to the adoption of the new standard. The adoption of ASU 2014-09 will also result in additional disclosures around nature and timing of the Company’s performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by the Company.

Upon adoption, the Company does not expect a material impact to the opening balance sheet as of January 1, 2018 related to the modified retrospective effect. Although the impact of the new standard will greatly increase the amount of required disclosures the Company expects revenue recognition for the broad portfolio of its hardware and software sales to remain largely unchanged. Aspects of the new standard expected to impact the Company include a change in the timing of certain usage-based royalties. Historically revenue was not recognized until fixed and determinable; however, the new ASU requires the Company to estimate using either the probability weighted expected amount or the most likely amount and estimate the transaction price to recognize when or as control is transferred to the customer. Additionally, for certain professional services with no VSOE under ASC 605, certain licenses would be deferred and recognized with the associated software. Under ASC 606, the determination of the performance obligations may result in a change to the recognition pattern. Such contracts represent a small subset of the Company's total portfolio, however, may shift forward the recognition of revenue.  As discussed above, the adoption of the new standard is not expected to have a material impact on the opening balance sheet as of January 1, 2018.

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

The following tables summarizes the fair value measurements as of December 31, 2017 and December 31, 2016 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	508	—	508	—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	94	—	94	—

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accounts receivable, gross	$32,970	$38,433
Less: allowance for doubtful accounts	(150)	(55)
Accounts receivable, net	$32,820	$38,378

Accounts receivable at December 31, 2017 and 2016 consisted of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts, beginning of the year	$55	$103	$124
Charged to costs and expenses	153	(34)	(17)
Less: write-offs, net of recoveries	(58)	(14)	(4)
Remaining allowance, end of the year	$150	$55	$103

As of December 31, 2017 and 2016, other receivables were $3.4 million and $4.2 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner or other integration partners, on which the Company does not recognize revenue, and net receivables for value-added taxes.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$23,269	$24,805
Work-in-process	—	12
Finished goods	4,012	5,005
	27,281	29,822
Less: inventory valuation allowance	(23,016)	(9,801)
Inventories, net	$4,265	$20,021

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days which was substantially complete as of December 31, 2017. The Company is also contractually obligated to purchase inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. All of the Company’s consignment inventory was held by its contract manufacturing partner as of December 31, 2017 and December 31, 2016. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 13 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability for the years ended December 31 (in thousands):

	2017	2016	2015
Inventory, net	$15,050	$6,120	$1,447
Adverse purchase commitments(A)	2,913	(1,908)	1,831
Net charges (B)	$17,963	$4,212	$3,278

(A)
When the Company takes possession of inventory reserved for under the adverse purchase liability (Note 13 — Commitments and Contingencies), the associated liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance.

(B)
The increase for the year ended December 31, 2017 was the result of an inventory charge taken in the current period due to DCEngine restructuring activities and the Company's decision to change contract manufacturers in Asia resulting in an acceleration of last-time buys from customers for legacy embedded product lines.

The following is a summary of the change in the Company’s inventory valuation allowance for the years ended December 31 (in thousands):

	2017	2016
Inventory valuation allowance, beginning of the year	$9,801	$5,317
Usage:
Inventory scrapped	(870)	(1,636)
Inventory utilized	(882)	(954)
Subtotal—usage	(1,752)	(2,590)
Write-downs of inventory valuation and transfers to/from other liabilities (A)	14,967	7,074
Inventory valuation allowance, end of the year	$23,016	$9,801

(A)
Transfer to/from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 9—Other Accrued and Other Long-Term Liabilities and Note 13—Commitments and Contingencies.)

Note 6 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Manufacturing equipment	$15,456	$24,982
Office equipment and software	18,455	23,090
Leasehold improvements	2,838	2,964
Property and equipment, gross	36,749	51,036
Less: accumulated depreciation and amortization	(32,021)	(44,323)
Property and equipment, net	$4,728	$6,713

Depreciation expense associated with property and equipment for the years ended December 31, 2017, 2016 and 2015 was $6.5 million, $4.5 million and $5.6 million. Of the $6.5 million in depreciation expense, $1.7 million is attributed to accelerated depreciation related to restructuring activities in 2017.

Note 7 — Intangible Assets

The following tables summarize the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2017
Purchased technology	$114,754	$(110,674)	$4,080
Patents	6,472	(6,472)	—
Customer lists	37,000	(37,000)	—
Trade names	11,536	(8,754)	2,782
Total intangible assets	$169,762	$(162,900)	$6,862
December 31, 2016
Purchased technology	$114,754	$(102,967)	$11,787
Patents	6,472	(6,472)	—
Customer lists	37,000	(34,784)	2,216
Trade names	11,536	(7,964)	3,572
Backlog	$2,127	$(2,127)	—
Total intangible assets	$171,889	$(154,314)	$17,575

Intangible assets amortization expense was $10.7 million, $12.7 million and $12.9 million for the years ended December 31, 2017, 2016 and 2015. The Company’s purchased intangible assets have remaining useful lives of one to four years as of December 31, 2017. The Company reviews for impairment all of its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2017, the Company wrote off the fully amortized intangible asset related to Backlog as this amount no longer provides a future benefit to the Company.

The estimated future amortization expense of purchased intangible assets as of December 31, 2017 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2018	$4,870
2019	790
2020	790
2021	412
Thereafter	—
Total estimated future amortization expense	$6,862

Note 8 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Consolidated Statement of Operations (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Employee-related restructuring expenses	$5,504	$2,771	$3,890
Lease abandonment expenses	57	—	392
Integration-related, legal and other non-recurring expenses	1,035	106	513
Fixed assets	1,743	40	225
Restructuring and other charges, net	$8,339	$2,917	$5,020

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

During the year ended December 31, 2017, the Company recorded the following restructuring and other charges:

•
$5.5 million net expense relating to the severance for 92 employees primarily in connection with a restructuring of the Company's DCEngine product line, reducing the Company's hardware engineering presence in Shenzhen, China as well as reductions in North America due to the transition of the Company's supply chain operations to third party integration partners; an additional $0.8 million of expense will be recognized over a portion of the notified employees' respective service terms that span up to the next three quarters;

•	$1.7 million associated with accelerated depreciation of fixed assets related to DCE restructuring plans;

•	$1.0 million legal and other expense associated with contract termination costs and legal costs resulting from the Company's credit facility; and

•	$0.1 million lease abandonment expense associated with reductions in certain of our international sites.

During the year ended December 31, 2016, the Company recorded the following restructuring and other charges:

•
$2.8 million net expense relating to the severance of 74 employees primarily in connection with a reduction to the Company's hardware engineering presence in Shenzhen, China as well as reductions in North America due to the transition of the Company's supply chain operations to third party integration partners; and

•	$0.1 million integration-related expense principally associated with transfer-related costs resulting from resource and site consolidation actions.

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

•	$0.5 million integration-related expense principally associated with transfer-related costs resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites; and

•	$0.2 million associated with fixed asset disposals related to site consolidation actions.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2016	$1,347	$90	$1,437
Additions	5,670	57	5,727
Reversals	(166)	—	(166)
Expenditures	(4,077)	(147)	(4,224)
Balance accrued as of December 31, 2017	$2,774	$—	$2,774

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 9 — Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued warranty reserve	$879	$1,466
Adverse purchase commitments	3,263	268
Accrued restructuring	2,774	1,437
Income tax payable	199	152
Other	3,290	4,248
Other accrued liabilities	$10,405	$7,571

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Long-term income tax payable	$5,341	$3,047
Long-term deferred revenue	1,108	2,380
Accrued warranty reserve	245	355
Other	172	184
Other long-term liabilities	$6,866	$5,966

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

The Credit Agreement requires that the Company comply with financial covenants requiring the Company to maintain a minimum monthly Liquidity Ratio (as defined in the Credit Agreement), measured as of the last day of the applicable month, as follows:

Month Ended	Minimum Liquidity Ratio
8/31/2017	1.50:1.00
1/31/2018	1.35:1.00
3/31/2018	1.50:1.00
4/30/2018	1.35:1.00
6/30/2018	1.50:1.00

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

As of December 31, 2017 and 2016, the Company had outstanding balances of $16.0 million and $25.0 million issued on its behalf under the Credit Agreement.

As part of the Company’s efforts to improve its liquidity, subsequent to December 31, 2017, Radisys entered into new financing arrangements with Hale Capital Partners and CIDM LendCo, LLC. Refer to Note 19 - Subsequent Events, whereby on January 3, 2018, Radisys extinguished the aforementioned Credit Agreement with SVB and entered into a new credit agreement with Marquette Business Credit, LLC as well as issued new senior notes, which significantly improved the Company’s gross cash position. As the previous agreement with SVB has been extinguished, the Company did not complete covenants for the period ended December 31, 2017 and subsequently has excluded disclosure of unused availability under that agreement.

Liquidity Outlook

Over the past several quarters, the Company has experienced significant operating losses and more recently consumed significant cash from operations resulting from a material decline in its DCEngine product line. Given the uncertainty of future business from the DCEngine product line, the Company began taking action in the fourth quarter of 2017 to significantly reduce its overhead and operating expenses moving forward aimed at enabling the Company to return to profitability and free cash flow generation. These actions also included closing the new financing arrangements subsequent to December 31, 2017, which positioned the Company to implement its expense reduction actions as well as committed inventory purchases through the first half of 2018.

A return to profitability and free cash flow generation is based on certain assumptions and projections, including growth from the Company’s Software-Systems business. If the Company is unable to attain certain levels of revenue growth, or meet its cost reduction targets, the Company may be out of compliance with covenants associated with the new financing arrangements which may have a material adverse effect on the Company’s liquidity.

At December 31, 2017, the Company’s cash and cash equivalents amounted to $8.1 million.  The Company believes its current cash and cash equivalents, the proceeds from the sale of the Notes, cash expected to be generated from operations, available borrowings under ABL Credit Agreement and availability, if required, under the Company’s $100.0 million unallocated shelf registration statement will satisfy the Company’s short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with the Company’s present business operations. If the Company is unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from the Company’s Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact the Company’s operating plans, without an amendment or waiver, the Company’s liquidity outlook could be materially and adversely affected. The Company continues to pursue a number of actions to improve its cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and the Company is considering all available strategic alternatives and financing possibilities, including, without limitation, the issuance of additional equity, the incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.

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

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2015 convertible senior notes:

	Years Ended
	December 31,
	2017	2016	2015
Effective interest rate of 2015 convertible senior notes	NA	NA	4.50%
Contractually stated interest costs	NA	NA	$101
Amortization of interest costs	NA	NA	$7

Note 12 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of and for the years ended December 31, 2017, 2016, and 2015 the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2017, 2016 and 2015 the Company had no hedge ineffectiveness.

During the year ended December 31, 2017, the Company entered into 18 new foreign currency forward contracts, with total contractual values of $10.5 million. During the year ended December 31, 2016, the Company entered into 45 new foreign currency forward contracts, with total contractual values of $15.4 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2017 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$13,018	Other assets	$508	$—

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

There were no ineffective hedges for the years ended December 31, 2017, 2016 and 2015. The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Cost of sales	$152	$281	$187
Research and development	211	436	305
Selling, general and administrative	70	164	135
Total derivative instrument expense	$433	$881	$627

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance of unrealized loss on forward exchange contracts	$(527)	$(819)	$(752)
Other comprehensive loss before reclassifications	(83)	(589)	(694)
Amounts reclassified from other comprehensive income	433	881	627
Other comprehensive income (loss)	350	292	(67)
Ending balance of unrealized loss on forward exchange contracts	$(177)	$(527)	$(819)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.2 million currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Commitments and Contingencies

Operating Leases

Radisys is obligated under non-cancelable operating leases for certain facilities, office equipment, and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2017, were as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2018	2,242
2019	1,965
2020	1,146
2021	662
2022	221
Thereafter	—
Total future minimum lease commitments	$6,236

Rent expense totaled $2.1 million, $2.3 million, and $2.7 million for the years ended December 31, 2017, 2016, and 2015.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Consolidated Balance Sheets was $3.3 million and $0.3 million as of December 31, 2017 and December 31, 2016.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2017.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2017	2016
Warranty liability balance, beginning of the year	$1,821	$2,553
Product warranty accruals	305	1,116
Adjustments for payments made	(1,002)	(1,848)
Warranty liability balance, end of the year	$1,124	$1,821

At December 31, 2017 and 2016, $0.9 million and $1.5 million of the warranty liability balance are included in other accrued liabilities and $0.2 million and $0.4 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note 14 — Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Numerator
Net loss	$(52,604)	$(10,251)	$(14,678)
Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	38,994	37,668	36,789
Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	38,994	37,668	36,789
Effect of dilutive restricted stock (A)	—	—	—
Effect of dilutive stock options (A)	—	—	—
Weighted average shares used to calculate net loss per share, diluted	38,994	37,668	36,789
Net loss per share:
Basic	$(1.35)	$(0.27)	$(0.40)
Diluted	$(1.35)	$(0.27)	$(0.40)

(A) The following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Stock options	3,163	3,897	2,966
Restricted stock units	428	100	151
Performance based restricted stock units (B)	621	837	1,625
Total equity award shares excluded	4,212	4,834	4,742

(B) Performance based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 15 — Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the Company’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $33.1 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $33.1 million decrease in gross deferred tax assets as of December 31, 2017. These adjustments were offset with a $33.1 million corresponding adjustment to the valuation allowance.

Transition Tax on Foreign Earnings

The Company recognized a provisional income tax expense of $1.3 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. This resulted in a corresponding decrease in deferred tax assets due to the utilization of net operating loss carryforwards. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, which is expected to be completed in 2018.

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Domestic	$(53,958)	$(12,040)	$(15,822)
Foreign	5,081	4,223	2,886
Total pre-tax loss	$(48,877)	$(7,817)	$(12,936)

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current provision:
Federal	$—	$—	$—
State	73	78	30
Foreign	3,692	2,225	1,772
Total current provision	3,765	2,303	1,802
Deferred provision (benefit):
Federal	(309)	(86)	35
State	(10)	(4)	2
Foreign	281	221	(97)
Total deferred provision	(38)	131	(60)
Total income tax provision	$3,727	$2,434	$1,742

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences (dollar amounts in thousands):

	For the Years Ended December 31,
	2017		2016		2015
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(17,107)	35.0%	$(2,736)	35.0%	$(4,526)	35.0%
Increase (decrease) in rates resulting from:
State taxes	(749)	1.5	(67)	0.9	609	(4.7)
Foreign dividends and unremitted earnings	(638)	1.3	1,745	(22.3)	1,493	(11.5)
Impact from U.S. tax reform	36,311	(74.3)	—	—	—	—
Tax audit settlement	1,497	(3.1)	—	—	—	—
Valuation allowance	(16,363)	33.5	1,596	(20.4)	2,456	(19.0)
Taxes on foreign income that differ from U.S. tax rate	(1,361)	2.8	(901)	11.5	(405)	3.1
Executive Compensation limitation	17	—	1,005	(12.9)	—	—
Non-deductible stock-based compensation expense	567	(1.2)	135	(1.7)	1,104	(8.5)
Expiration of attributes	1,397	(2.9)	1,478	(18.9)	893	(6.9)
Uncertain tax positions	302	(0.6)	120	(1.5)	435	(3.4)
Other	(146)	0.4	59	(0.8)	(317)	2.4
Effective tax rate	$3,727	(7.6)%	$2,434	(31.1)%	$1,742	(13.5)%

The components of deferred taxes consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Accrued warranty	$256	$657
Inventory	6,114	3,631
Net operating loss carryforwards	39,534	57,294
Tax credit carryforwards	20,857	22,075
Stock-based compensation	978	1,995
Fixed assets	2,358	1,808
Goodwill and other identified intangibles	1,073	1,603
Deferred revenue	1,201	2,906
Subsidiary service accruals	4,870	1,702
Other	1,308	2,082
Total deferred tax assets	78,549	95,753
Less: valuation allowance	(77,437)	(88,566)
Net deferred tax assets	1,112	7,187
Deferred tax liabilities:
Intangible assets	—	(5,603)
Other	(325)	(467)
Total deferred tax liabilities	(325)	(6,070)
Total net deferred tax assets	$787	$1,117

At December 31, 2017, the Company's unrecognized tax benefits associated with uncertain tax positions were $4.6 million, of which $4.4 million, if recognized, would favorably affect the effective tax rate.

The Company's ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During 2017, the Company recognized a net increase of approximately $0.2 million in potential interest and penalties associated with uncertain tax positions in the Consolidated Statements of Operations. The Company had approximately $1.0 million and $0.2 million of interest and penalties associated with uncertain tax positions at December 31, 2017, which are excluded from the unrecognized tax benefits table below.

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance as of December 31, 2015	$3,680
Additions based on tax positions related to the current year	245
Additions for tax positions of prior years	24
Reductions for tax positions of prior years	(240)
Reductions as a result of a lapse of applicable statute of limitations	(80)
Reductions due to settlements	(6)
Other	$(74)
Balance as of December 31, 2016	$3,549
Additions based on tax positions related to the current year	1,124
Additions for tax positions of prior years	146
Reductions for tax positions of prior years	(278)
Reductions as a result of a lapse of applicable statute of limitations	(56)
Other	97
Balance as of December 31, 2017	$4,582

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company's statutes of limitations are closed for all federal and state income tax years before 2014 and 2013 respectively. The statutes of limitations for the Company's other foreign subsidiaries are closed for all income tax years before 2005.

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

The Company is currently under tax examination in India and Canada. The periods under examination in India are the Company's financial years 2005, 2006, 2008 and 2011. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2017. The periods under examination in Canada are the Company's fiscal years 2013 and 2014. The Company reduced its Canadian tax attribute carryforwards and valuation allowance by $1.5 million as a settlement position related to a proposed adjustment by the Canada Revenue Agency.

The Company had recorded valuation allowances of $77.4 million and $88.6 million as of December 31, 2017 and 2016. This represents a full valuation allowance against the Company's U.S. net deferred tax assets as well as a partial valuation allowance against the Company's Canadian and Chinese net deferred tax assets. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

At December 31, 2017 the Company had total available federal and state net operating loss carryforwards of approximately $178.3 million and $51.5 million. The federal and state net operating loss carryforwards expire between 2018 and 2037. The net operating losses from acquisitions are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The Company also had net operating loss carryforwards of approximately $3.4 million from the United Kingdom (“U.K.”), and China. The U.K. net operating losses may be carried forward indefinitely provided certain requirements are met. The Chinese tax losses may be carried forward 5 years.

The Company had federal and California research and development tax credit and other federal credit carryforwards of approximately $15.3 million at December 31, 2017, to reduce future income tax liabilities.  The federal credits expire between 2018 and 2031.  The California research and development credits do not expire.  The credits from acquisitions are stated net of limitations pursuant to Section 383 of the Internal Revenue Code.  The Company's Canadian subsidiary also had approximately $2.8 million in investment tax credit and, $16.9 million of unclaimed scientific research and experimental expenditures to be carried forward and applied against future income in Canada.

Realization of the Company's foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2017. The amount of the net deferred tax assets that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

In connection with the implementation of the Tax Cuts and Jobs Act, the Company had changed its indefinite reinvestment assertion and is now fully providing on the unremitted earnings of its foreign subsidiaries.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU in the first quarter of 2017. The Company had excess tax benefits for which a benefit could not be previously recognized of approximately $4.3 million. Due to the full valuation allowance against the net U.S. deferred tax assets, the Company did not recognize a net cumulative-effect adjustment to retained earnings upon adoption.

In October 2016, the FASB issued Accounting standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (''ASU 2016-16''). ASU 2016-16 modifies how intra-entity transfer of assets other than inventory are accounted for and presented in the financial statements. ASU 2016-16 is effective for public companies for annual reporting periods beginning after December 15, 2017, however early adoption is allowed. The Company adopted this ASU in the first quarter of 2017. The Company recorded a $2.0 million cumulative-effect adjustment to retained earnings upon adoption.

Note 16 — Employee Benefit Plans

Stock-Based Employee Benefit Plans

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements.

Stock Options and Restricted Stock Awards

On May 15, 2007, the Company's shareholders approved the 2007 Stock Plan which provides for issuance of stock options, restricted shares, restricted stock units and performance-based awards. On September 22, 2015, the Company’s shareholders approved the Amended and Restated 2007 Stock Plan (as amended, the “2007 Stock Plan”). Under the 2007 Stock Plan, 14,183,070 shares have been reserved and authorized for issuance to any non-employee directors and employees. The 2007 Stock Plan provides the Board of Directors discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors determines stock option exercise prices, which may not be less than the fair value of Radisys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant for certain awards.

On August 17, 2010, the shareholders approved the Long-Term Incentive Plan ("LTIP"). The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company’s Compensation and Development Committee (“the Committee”). The number of shares of the Company’s common stock initially reserved for issuance under the LTIP is 2,000,000 shares with a maximum of 500,000 shares in any calendar year to one participant. On September 22, 2015, the Company's shareholders approved the Amended 2007 Stock Plan, which provides that shares remaining available for grant as well as shares subject to outstanding awards under the LTIP that may be forfeited upon termination of employment will be added to the shares reserved for the Amended 2007 Stock Plan. The LTIP will expire after the existing grants under the LTIP vest, or expire, at the end of their respective terms. As of December 31, 2016, all outstanding grants from the LTIP have been earned or cancelled and the LTIP had expired.

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

On March 28, 2016, the Committee approved 605,000 PRSUs under the 2007 Stock Plan. Subsequently in 2016, the Committee approved additional grants of 165,000 subject to this plan. The awards have two separate annual performance achievement dates in 2016 and 2017 and vest upon attainment of the performance conditions tied to annual revenue and operating income metrics. 50% of these awards vested in 2017 based on achievement of performance conditions for the 2016 achievement date.

On March 10, 2017, the Committee approved 669,500 PRSUs under the 2007 Stock Plan. Subsequently in 2017, the Committee approved one additional grant of 20,000 shares subject to this plan. The awards for 629,500 shares have two separate annual performance achievement dates in 2017 and 2018 and vest upon attainment of the performance conditions tied to annual revenue targets. Awards for 60,000 shares will vest upon attainment of individual sales account targets during fiscal year 2017.

As of December 31, 2017, the Company had 4,621,121 common shares available for future grant under its equity plans.

The following table summarizes stock option activity for 2017 (in thousands, except average prices and weighted average remaining contractual lives):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2016	3,897	$3.81	4.58	$3,642
Granted	155	1.15
Exercised	(50)	2.38
Forfeited	(447)	4.16
Expired	(392)	5.85
Balance, December 31, 2017	3,163	$3.40	3.06	$26
Options exercisable at December 31, 2017	2,648	$3.48	2.59	$4
Options vested as of December 31, 2017 and expected to vest after December 31, 2017	3,163	$3.40	3.06	$26

The aggregate intrinsic value in the table above represents the total pretax value, based on the Company's closing common stock price of $1.01 at December 31, 2017 that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2017.

Total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.4 million, and $0.1 million. The total amount of cash received from the exercise of options was $0.1 million in 2017, $0.6 million in 2016 and $0.1 million in 2015.

As of December 31, 2017, the Company had $0.7 million in unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes non-vested stock activity for 2017:

	Restricted Stock Units		Performance Stock Units
	Restricted Shares	Weighted Average Fair Value	Restricted Shares	Weighted Average Fair Value
Balance, December 31, 2016	100	$3.68	837	$4.07
Granted	687	3.59	690	3.76
Vested	(150)	3.95	(380)	4.12
Forfeited	(209)	3.81	(525)	4.03
Balance, December 31, 2017	428	$3.67	622	$3.72

The total fair value of restricted stock units that vested in 2017, 2016 and 2015 was $0.6 million, $0.5 million and $0.5 million. As of December 31, 2017, the Company had $1.2 million in unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 1.9 years.

The PRSUs awarded in 2016 vest only on satisfaction of certain annual performance criteria during the performance period beginning on the grant date. Specifically, 50% of the award will vest on meeting defined strategic revenue targets during fiscal year 2016 and the remaining 50% will vest on meeting defined strategic revenue targets during fiscal year 2017, subject to the attainment of achieving certain operating income thresholds defined by the Company's ratified 2017 annual operating plan. The awards have two separate annual performance achievement periods in 2016 and 2017 and vest upon attainment and approval of the respective performance conditions. Expense is derived based on the Company's stock price on the grant date and estimated achievement of the performance targets. The awards associated with strategic revenues targets in 2016 were earned and subsequently released in the first quarter 2017. No awards were earned for the 2017 performance period.

Certain of the PRSUs awarded in 2017 vest only on satisfaction of certain annual performance criteria during the performance period beginning on the grant date. Specifically, 50% of the award will vest on meeting defined strategic revenue targets during the fiscal year 2017 and the remaining 50% will vest on meeting defined strategic revenue targets during fiscal year 2018. The awards have two separate annual performance achievement periods in 2017 and 2018 and vest upon attainment and approval of the respective performance conditions. If targets are met during each performance achievement period, 50% of the shares becoming vested will be subject to time-based cliff-vesting after one year. No awards associated with the 2017 performance period were earned.

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of Radisys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate offerings are in operation under the ESPP at any given time. An employee may participate in only one offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 7.2 million shares of common stock under the ESPP. At December 31, 2017, 490,038 shares were available for issuance under the ESPP.

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP to provide for a one-year holding period with respect to common stock shares purchased by participants under the ESPP. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2017, was 18.0%. In 2016 and 2015 the discount applied was 12.0% and 11.0%.

The following table summarizes shares issued under the ESPP (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Shares issued pursuant to the ESPP	233	184	175
Cash received for the purchase of shares pursuant to the ESPP	$398	$417	$322
Weighted average purchase price per share	$1.71	$2.26	$1.84

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

The Company uses one employee population. The expected term computation is based on historical vested option exercise and is also factored by an estimate of the expected term for fully vested and outstanding options. The estimate of the expected term for options that were fully vested and outstanding was determined as the midpoint between the evaluation date and the contractual term date of the option.

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

The grant date fair value of the PRSUs awarded in 2017 was calculated based on stock price on the grant date and estimated achievement of the respective performance targets. For the portion of the award that vests subject to attainment of meeting strategic revenue targets during fiscal year 2017, expense was calculated using an assumed share price of $3.80and an estimate that performance targets would be attained at 100%. During 2017, management assessed that it was no longer probable that the 2016 and 2017 PRSU award targets would be achieved. This resulted in a reversal of all previously recorded 2017 stock compensation expense and thus no expense associated with these awards was recognized in the year ended December 31, 2017.

The fair value calculations for stock options and ESPP shares used the following assumptions for the years ended December 31:

	Stock Options			ESPP shares
	2017	2016	2015	2017	2016	2015
Share price	$0.83-2.50	$2.27-5.30	$2.06-2.80	$0.78-4.10	$2.58-4.97	$2.15-3.00
Expected life (in years)	4.19-4.51	4.44-4.46	4.39-4.41	1.5	1.5	1.5
Interest rate	1.8-1.9%	1.1-1.6%	1.3-1.6%	0.5-1.6%	0.3-0.9%	0.1-0.5%
Volatility	49.0-57.4%	52.4-54.0%	53.5-54.6%	31.7-105.6%	42.6-46.2%	46.9-55.9%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2017, 2016 and 2015, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Cost of sales	$157	$354	$294
Research and development	387	845	867
Selling, general and administrative	1,648	2,598	2,791
Total stock-based compensation expense	$2,192	$3,797	$3,952

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $0.9 million, $0.8 million, and $0.7 million in 2017, 2016 and 2015. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Plan administrative expenses.

Note 17 — Segment Information

The Company is made up of two operating segments: Software-Systems and Hardware Solutions. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems is comprised of three product lines: FlowEngine, MediaEngine and MobilityEngine, each of which delivers software-centric solutions to network service providers.

•	Hardware Solutions. Hardware Solutions includes the Company's DCEngine products and legacy embedded product portfolio which includes hardware solutions targeted for service providers.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Revenue
Software-Systems	$47,730	$56,783	$55,006
Hardware Solutions	86,038	155,609	129,587
Total revenues	$133,768	$212,392	$184,593

	For the Years Ended December 31,
	2017	2016	2015
Gross margin
Software-Systems	$25,104	$34,488	$31,997
Hardware Solutions	3,530	29,660	28,311
Corporate and other	(7,864)	(8,060)	(8,156)
Total gross margin	$20,770	$56,088	$52,152

	For the Years Ended December 31,
	2017	2016	2015
Income (loss) from operations
Software-Systems	$(6,968)	$(18)	$(1,900)
Hardware Solutions	(18,571)	9,820	9,709
Corporate and other	(21,244)	(19,461)	(21,874)
Total loss from operations	$(46,783)	$(9,659)	$(14,065)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify fixed assets by segment whose depreciation is included in the measure of segment profit or loss.

Geographic Revenues

	For the Years Ended December 31,
	2017	2016	2015
United States	$59,133	$129,562	$81,933
Other North America	1,014	219	631
China	10,041	12,129	28,819
Other Asia-Pacific	18,363	25,392	41,836
Total Asia-Pacific	28,404	37,521	70,655
Netherlands	28,124	31,525	14,642
Other EMEA	17,093	13,565	16,732
Total EMEA	45,217	45,090	31,374
Foreign Countries	74,635	82,830	102,660
Total revenues	$133,768	$212,392	$184,593

Long-lived assets by Geographic Area

	For the Years Ended December 31,
	2017	2016
Property and equipment, net
United States	$2,974	$4,566
Other North America	33	129
China	163	438
India	1,558	1,580
Total Asia-Pacific	1,721	2,018
Foreign Countries	1,754	2,147
Total property and equipment, net	$4,728	$6,713

Intangible assets, net
United States	$6,862	$17,575
Total intangible assets, net	$6,862	$17,575

The following customers accounted for more than 10% of total revenues for the years ended December 31:

	2017	2016	2015

Philips Healthcare	23.2%	15.7%	10.0%
Verizon Wireless	20.8%	35.9%	NA
Nokia Solutions and Networks	12.5%	NA	16.0%

The following customers accounted for more than 10% of accounts receivable for the years ended December 31:

	2017	2016
Philips Healthcare	19.1%	15.4%
Reliance Jio Infocomm	18.7%	32.6%
Nokia Solutions and Networks	14.5%	NA
Verizon Wireless	NA	10.4%

Note 18 — Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2017, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 19 — Subsequent Events

Silicon Valley Bank Credit Agreement
On January 3, 2018, concurrently with the Company’s entry into the Note Purchase Agreement and the ABL Credit Agreement described below, the Company repaid in full and terminated the Credit Agreement, dated September 19, 2016, between the Company, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto, which provided for a three-year revolving credit facility with a $30.0 million revolving loan commitment.
ABL Credit Agreement
On January 3, 2018, the Company entered into a Loan and Security Agreement (the “ABL Credit Agreement”) between Marquette Business Credit, LLC, as lender (the “Lender”), and the Company, as borrower. The ABL Credit Agreement provides for a revolving credit facility that provides financing of up to $20.0 million, with a $1.5 million sub-limit for letters of credit (the “ABL Facility”). Borrowings under the ABL Facility are subject to a borrowing base, which is a formula based upon certain eligible domestic accounts receivables, plus the lesser of (x) certain eligible foreign accounts receivables and (y) $20.0 million and minus certain established reserves and the amount of certain other funds held in blocked accounts. The ABL Credit Agreement matures on January 3, 2021.
Outstanding borrowings under the ABL Facility bear interest at a rate per annum equal to the sum of the applicable base rate, which is the higher of (i) the prime rate then in effect and (ii) LIBOR plus 2.00%, plus, in each case, 1.00% and is payable monthly in arrears. During the continuance of a default or event of default, borrowings under the ABL Facility will bear interest at a rate 2.00% above the otherwise applicable interest rate. Under the ABL Credit Agreement, the Company is required to pay a commitment fee of 0.375% per annum based on the average unused portion of the revolving loan commitment and certain other fees in connection with the origination of the ABL Facility and the issuance of letters of credit. In connection with the early termination of the ABL Facility, the Company will also be required to pay (x) a fee equal to 2.00% of the total revolving loan commitment if termination occurs on or prior to January 3, 2019 and (y) 1.00% of the total revolving loan commitment if termination occurs after January 3, 2019 and on or prior to January 3, 2020. There is no early termination fee if the ABL Facility is terminated after January 3, 2020.
The ABL Credit Agreement contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the ABL Credit Agreement, the Company is required to meet certain financial and other restrictive covenants, including maintaining a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) and not exceeding maximum capital expenditures in any fiscal year (each as defined in the ABL Credit Agreement), not exceeding certain thresholds for Cash Loss After Debt Service (as defined in the ABL Credit Agreement). Additionally, the Company is also prohibited from taking certain actions without consent of the Lender, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on the Company's assets and making restricted payments, including cash dividends on shares of the Company's common stock, in each case, except as expressly permitted under the ABL Credit Agreement. The ABL Credit Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the ABL Credit Agreement may be accelerated.
The ABL Facility is guaranteed on a senior secured basis by the Guarantors. The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) are secured by first-priority liens on the Collateral. The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) have first-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the Collateral constituting, among other things, accounts receivable, inventory and cash of the Borrower and the Guarantors (collectively, the “ABL Priority Collateral”). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL facility (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the Term Priority Collateral. As described above, the Company must also maintain minimum cash balances in a restricted deposit account of $4.0 million through June 30, 2018 and $6.0 million on and after July 1, 2018, which will secure both the obligations under the Notes and the ABL Facility.

Hale Capital Note Purchase Agreement
On January 3, 2018, the Company also entered into a Note Purchase Agreement (the “Note Purchase Agreement”) among the Company, as borrower, the Guarantors (as defined below) from time to time party thereto, the purchasers from time to time party thereto (collectively, the “Purchasers”) and HCP-FVG, LLC, an affiliate of Hale Capital Partners LP, as collateral agent and as a Purchaser ("Hale Capital"). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchasers senior secured promissory notes in an aggregate original principal amount of $17.0 million (the "Notes").
The Notes bear interest at a rate equal to the greater of 4.50% or the prime rate, plus 5.75% (currently 10.25% per year), payable monthly in arrears. For any interest payment date occurring on or prior to August 31, 2018, the monthly interest payment will be paid in the form of additional Notes (unless an event of default has occurred and is continuing, in which case all interest shall be paid in cash). Thereafter, the interest will be payable monthly in cash in arrears. Interest on the Notes will be computed on the basis of a 360-day year comprising twelve 30-day months. During the continuance of a default or event of default, the Notes will bear interest at a rate of 5.00% above the otherwise applicable interest rate.
The maturity date of the Notes is January 3, 2021 (the “Term Maturity Date”). The Company is required to redeem the Notes in principal installments of (i)$1.5 million payable on August 31, 2018, (ii) $1.75 million payable on the last day of the fiscal quarter ending September 30, 2018, (iii) $1.25 million payable on the last day of the fiscal quarter ending December 31, 2018 and (iv) $1.5 million payable on the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2019 and continuing through the last full fiscal quarter prior to the Term Maturity Date. In addition, the Company will be required to redeem all of the Notes upon a change of control and will be required to make certain mandatory redemptions of the Notes with (x) the net proceeds of any voluntary or involuntary sale or disposition of assets (including casualty losses and condemnation awards, subject to certain exceptions) and (y) 33% of the net proceeds from the issuance or sale of any equity (unless an event of default exists under the Note Purchase Agreement, in which case it will be 100% of the net proceeds), subject to certain exceptions and limitations. The Company may also redeem the Notes in whole or in part at any time.
All redemptions of the Notes (whether mandatory, optional or as result of the acceleration of the Notes) are subject to a prepayment fee as follows: (i) if a prepayment is on or before January 3, 2020, 5% of the principal prepaid; and (ii) if prepayment is on or after January 4, 2020 and on or before January 2, 2021, 3% of the principal prepaid.
The Note Purchase Agreement contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Under the Note Purchase Agreement, the Company is required to meet certain financial and other restrictive covenants, including maintaining a minimum Coverage Ratio and Total Liquidity (each as defined in the Note Purchase Agreement), maintaining the amount of negative cumulative cash flow from operations below an agreed threshold, maintaining certain minimum levels of revenue and not exceeding a maximum long-term deferred revenue threshold. Additionally, the Company and its subsidiaries are also prohibited from taking certain actions without consent of the Purchasers, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on their assets, making restricted payments, including cash dividends on shares of the Company's common stock, and other investments and making capital expenditures in excess of certain thresholds, in each case, except as otherwise expressly permitted under the Note Purchase Agreement. The Note Purchase Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Note Purchase Agreement may be accelerated.
The Notes are guaranteed on a senior secured basis by the Company’s U.S. subsidiary, Radisys International LLC (“Radisys International”). Each of its future material domestic subsidiaries will also be required to guarantee the Notes on a senior secured basis (collectively with Radisys International, the “Guarantors”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) are secured by substantially all of the Company’s and the Guarantors’ tangible and intangible assets, subject to specified exceptions (the “Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have first-priority in the waterfall set forth in an intercreditor agreement entered into in connection with the Notes and the ABL Facility (the “Intercreditor Agreement”) in respect of the liens on the Collateral other than the ABL Priority Collateral (the “Term Priority Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the ABL Priority Collateral. The Company must also maintain at least $4.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital through June 30, 2018 and at least $6.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital on and after July 1, 2018. The amount in the restricted account will secure both the obligations under the Notes and the ABL Facility.
The Company paid approximately $2.0 million in debt issuance fees which will be capitalized and expensed over the term of the Note Purchase Agreement.
Hale Capital Warrants
In connection with the issuance of the Notes, on January 3, 2017, the Company issued to an affiliate of Hale Capital and another purchaser warrants to purchase up to 6,006,667 shares of common stock at an exercise price equal to $1.00 per share on January 3, 2018 (the “Warrants”). The exercise price of the Warrants and the number of shares of common stock to be purchased upon exercise of the Warrants is subject to adjustment upon certain events, including certain price-based anti-dilution adjustments in the event of future issuances of equity securities. The term of the Warrants is seven years from January 3, 2018.
The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act in connection with the issuance of the Warrants. The Company has agreed to register the shares of common stock underlying the Warrants for resale under the Securities Act of 1933, as amended (the "Securities Act").
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

During the Company’s fiscal quarter ended December 31, 2017, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2017. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,275,984	(1)	$3.38	5,111,159	(2)
Equity compensation plans not approved by security holders (3)	27,850	(4)	5.19	—
Total	4,303,834		$3.40	5,111,159
_____________________________

(1)	Includes 427,560 time-based restricted stock units. Also includes 713,750 performance-based restricted stock units that will only be earned upon attaining certain performance goals.

(2)	Includes 490,038 of securities authorized and available for issuance in connection with the Radisys Corporation 1996 Employee Stock Purchase Plan.

(3)
Includes 16,000 stock options granted under the Radisys Corporation Inducement Stock Plan for CCPU Employees. The CCPU Plan is intended to comply with the Nasdaq Listing Rule 5635(c)(4) which provides an exception to the Nasdaq stockholder approval requirement for the issuance of securities with regard to grants to new Employees of the Company, including grants to transferred Employees in connection with a merger or other acquisition.

(4)	Includes 11,850 stock options assumed as part of the acquisition of Continuous Computing Corporation.

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

4.4
Form of Warrants, dated as of January 3, 2018, by Radisys Corporation in favor of the purchasers thereof or their registered assigns. Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2018 (SEC File No. 000-26844).

10.1*
RadiSys Corporation 1995 Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.2*
Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.3*
Form of Restricted Stock Grant Agreement for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 (SEC File No. 000-26844).

10.4*
RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended through June 26, 2012. Incorporated by reference from Appendix D to the Company’s Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.5*
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

10.7*
Amended and Restated Radisys Corporation Deferred Compensation Plan, dated January 1, 2008. Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.8*
Amendment No. 1 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.9*
Amendment No. 2 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.10*
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

10.18*	RadiSys Corporation Amended and Restated 2007 Stock Plan. Incorporated by reference from Appendix B to the Company’s Proxy Statement on Schedule 14A, filed on April 27, 2016 (SEC File No. 000-26844).

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

10.26*
Form of Notice of Stock Option Grant for non-employee directors for the Radisys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed on May 2, 2014 (SEC File No. 000-26844).

10.27*
RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on July 6, 2010 (SEC File No. 000-26844).

10.28*
First Amendment to RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.29*
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

10.41*
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

10.43*
Amended and Restated Executive Severance Agreement, dated February 17, 2015, between the Company and Jon Wilson. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

10.44*
Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

10.45*
Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.46*
Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.47
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.48
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.49
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.50
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014 (SEC File No. 000-26844).

10.51
Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated May 30, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2014 (SEC File No. 000-26844).

10.52
Letter Agreement, dated July 9, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 6, 2014 (SEC File No. 000-26844).

10.53
Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated April 23, 2015, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on April 28, 2015 (SEC file No. 000-26844.)

10.54
Amendment No. 3 to the Third Amended and Restated Loan and Security Agreement, dated February 8, 2016, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on February 9, 2016 (SEC file No. 000-26844.)

10.55
Credit Agreement, dated September 19, 2016, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2016 (SEC file No. 000-26844.)

10.56
First Amendment to Credit Agreement, dated January 5, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017 (SEC File No. 000-26844).

10.57
Second Amendment to Credit Agreement, dated June 30, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 (SEC File No. 000-26844).

10.58
Third Amendment to Credit Agreement, dated September 5, 2017, between Radisys Corporation, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2017 (SEC File No. 000-26844).

10.59
Note Purchase Agreement, dated as of January 3, 2018, by and among Radisys Corporation, as borrower, the guarantors from time to time party thereto, the purchasers from time to time party thereto and HCP-FVG LLC, as collateral agent. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2018 (SEC File No. 000-26844).

10.60
Loan and Security Agreement, dated as of January 3, 2018, between Marquette Business Credit, LLC, as lender, and Radisys Corporation, as borrower. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2018 (SEC File No. 000-26844).

10.61
Form of Warrants, dated as of January 3, 2018, by Radisys Corporation in favor of the purchasers thereof or their registered assigns. Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2018 (SEC File No. 000-26844). See Exhibit 4.4.

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
Brian Bronson
Chief Executive Officer and President

Dated: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018.

Signature	Title

/s/ Brian Bronson	Chief Executive Officer and Director
Brian Bronson	(Principal Executive Officer)

/s/ Jonathan Wilson	Chief Financial Officer
Jonathan Wilson	(Principal Financial and Accounting Officer)

Directors:

/s/ C. Stephen Domenik	Chairman of the Board and Director
C. Stephen Domenik

/s/ Michael G. Hluchyj	Director
Michael G. Hluchyj

/s/ Niel Ransom	Director
Niel Ransom