Form 10-K/A
period 2017-12-31
RADISYS CORP
filed 2018-04-26
CIK 873044

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.        Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the Nasdaq Global Select Market on June 30, 2017 of $3.76) of the registrant as of June 30, 2017 was approximately $142,792,381. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of April 25, 2018: 39,430,859
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Radisys Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on February 28, 2018 (the "Original Filing"). We are filing this Amendment to include the information required by Part III of Form 10-K, which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2017. Accordingly, such information is included in our Form 10-K by this Amendment.
This Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the Section 302 certifications have been omitted.
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

RADISYS CORPORATION
FORM 10-K/A

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of four members. The directors are elected at the annual meeting of shareholders to serve until the next annual meeting and until their successors are elected and qualified.

Set forth in the table below is the name, age and position with the Company of each of our directors. Additional information about each of the directors is provided below the table and in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." There are no family relationships among our directors and executive officers.

Name	Age	Position
Stephen L. Domenik	66	Chairman of the Board
Brian Bronson	46	Director, President and Chief Executive Officer
Michael G. Hluchyj	63	Director
M. Niel Ransom	68	Director

Stephen L. Domenik joined us in February 2018 and was appointed Chairman of the Board effective February 23, 2018. Since 1995, Mr. Domenik has served as a general partner of Sevin Rosen Funds, a venture capital firm. From 2010 to 2016, Mr. Domenik served on the board of directors of Pixelworks, Inc., a video display processing technology company and, from February 2016 to April 2016, Mr. Domenik served as its Interim Chief Executive Officer. Mr. Domenik is also a member of the boards of directors of Emcore Corporation, a provider of advanced mixed-signal optics products (since 2013), and MoSys, Inc., a semiconductor company (since 2012). From 2014 to 2015, Mr. Domenik served as a member on the board of directors of Meru Networks, Inc., a cybersecurity solutions company. From 2012 to 2013, Mr. Domenik served as a member of the board of directors of PLX Technology, Inc., an integrated circuit company. Mr. Domenik holds an A.B. in Physics and M.S.E.E. from the University of California, Berkeley.

We believe that Mr. Domenik's qualifications to serve as a director include his 23 years of experience in the venture capital business, extensive board committee service as well as serving as Chief Executive Officer of public and private companies.

Brian Bronson joined us in 1999 and has been an officer since 2000. From July 2011 through October 2012, he served as our President and Chief Financial Officer. In October 2012, he was named our Chief Executive Officer and President. He was also appointed to serve as a director by the Board on October 2, 2012. Prior to his being named as our Chief Financial Officer in November 2006, Mr. Bronson held the positions of our Vice President of Finance and Business Development and Treasurer and Chief Accounting Officer. Before joining Radisys, from 1995 to 1999, Mr. Bronson held a number of financial management roles at Tektronix, Inc., a company that designs and manufactures test and measurement solutions for scientists, engineers and technicians, where he was responsible for investor relations, finance and accounting functions for both domestic and international operations. Prior to joining Tektronix, Inc., Mr. Bronson practiced as a Certified Public Accountant with the accounting firm Deloitte and Touche, LLP. Mr. Bronson holds a bachelor's degree in Business Administration and Communications from Oregon State University.

We believe that Mr. Bronson's qualifications to serve as a director include his 19 years of experience in the technology industry, which provide valuable leadership to the Board and to the Company. His 15 years of experience in key positions throughout the Company allow him to provide valuable perspective to the Board on the Company's operations and finances. Mr. Bronson also brings to the Board his experience as a Certified Public Accountant. The Board believes the combination of these experiences provides valuable insight and perspective to the Board.

Michael G. Hluchyj has served as a director since August 2015. From December 2012 through January 2015, Mr. Hluchyj served as Chief Technology Officer, Carrier Products for Akamai, a leading content delivery network services provider, with responsibilities that included carrier service provider initiatives related to Network Functions Virtualization (NFV) and its specification. Mr. Hluchyj joined Akamai through the acquisition of Verivue, a leading provider of content delivery solutions to service providers, where he was a founder and Chief Technology Officer from November 2006 through December 2012. Prior to founding Verivue, Mr. Hluchyj was a founder and Chief Technology Officer of Sonus Networks, a leading global provider of voice over IP (VoIP) infrastructure solutions to carriers. Mr. Hluchyj is a Fellow of the IEEE, has been awarded 39 U.S. patents, and is widely published on subjects such as switching and traffic management in multimedia packet networks. He also serves as a board member of Uptycs, a cybersecurity startup. Mr. Hluchyj holds a B.S. in electrical engineering from the University of Massachusetts at Amherst and an M.S. and a Ph.D. in electrical engineering from the Massachusetts Institute of Technology.

We believe that Mr. Hluchyj's qualifications to serve as a director include his proven track record of building successful companies, and we believe his expertise in the area of Software-Defined Networking (SDN) and NFV will help accelerate our Software-Systems strategy, specifically our FlowEngine and MediaEngine product lines, moving forward.

M. Niel Ransom has served as a director since August 2010. Mr. Ransom is a principal of Ransomshire Associates, Inc., an advisory firm he founded in 2005. He also serves as Chairman of the Board for Saguna Networks, a provider of MobileEdge computing solutions and as a board member of MultiPhy, a provider of integrated circuits for high-speed optical communications, and OPNT, a provider of precision network timing solutions. Mr. Ransom was previously a director of ECI Telecom, a provider of networking infrastructure equipment, Applied Micro, a processor and communication device manufacturer, Cyan Inc., a provider of packet-optical and SDN solutions, and Polatis, a provider of high-performance optical switching solutions. Previously, as worldwide Chief Technology Officer of Alcatel, a company that designs, develops and markets a diversified range of mobile devices, and a member of its Executive Committee, he was responsible for research, corporate strategy, intellectual property and R&D investment. Prior to that, he directed Alcatel's access and metro optical business in North America. Earlier in his career, he directed the Advanced Technology Systems Center at BellSouth and various development and applied research organizations in voice and data switching at Bell Laboratories. He holds a Ph.D. in electrical engineering from the University of Notre Dame, BSEE and MSEE degrees from Old Dominion University, and an MBA from the University of Chicago.

We believe that Mr. Ransom brings to our Board significant international experience acquired during his service as worldwide Chief Technology Officer of Alcatel. Further, Mr. Ransom's experience at Alcatel enables him to offer valuable perspectives on Radisys' corporate planning and development. As a principal of a private advisory firm, Mr. Ransom brings to the Board significant senior leadership, operational and financial expertise. His board engagements in venture capital-based startups bring valuable insights in emerging technology trends.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Brian Bronson	46	President and Chief Executive Officer
Jonathan Wilson	35	Chief Financial Officer, Vice President of Finance and Corporate Secretary

See Brian Bronson's biography above.

Jonathan Wilson joined us in May 2011 as our Assistant Corporate Controller. In February 2015, he was named our Chief Financial Officer, VP of Finance and Secretary. Prior to his being named as our Chief Financial Officer, Mr. Wilson held the position of our Director of Finance where he was responsible for the corporate financial planning and analysis, sales operations, tax, treasury and legal functions. He was also previously our Corporate Controller where he held broad responsibilities which included leading the global accounting organization, SEC reporting, and corporate compliance functions. Prior to joining us, Mr. Wilson practiced as a Certified Public Accountant with the accounting firm KPMG where he worked from August 2005 to May 2011, focused on serving publicly listed software and high-tech manufacturing clients. Mr. Wilson holds a B.S. degree in Accounting from Linfield College.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to each of our directors, officers, employees and agents, including our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions. Our Code of Ethics is available on our website at www.radisys.com under About/Corporate Responsibility. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our website or in a Current Report on Form 8-K. Information contained on the Company's website is not included as part of, or incorporated by reference into, this report.

Director Nomination Policy

The Nominating and Corporate Governance Committee (the "Nominating Committee") has a policy with regard to consideration of director candidates recommended by shareholders. The Nominating Committee will consider nominees recommended by our shareholders holding no less than 10,000 shares of our common stock continuously for at least 12 months prior to the date of the submission of the recommendation. A shareholder that desires to recommend a candidate for election to our Board of Directors shall direct his or her recommendation in writing to Radisys Corporation, 5435 NE Dawson Creek Drive, Hillsboro, Oregon 97124, Attention: Corporate Secretary. The recommendation must include the candidate's name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between us and the candidate within the last three years and evidence of the recommending shareholder's ownership of our common stock. In addition, the recommendation shall also contain a statement from the recommending shareholder in support of the candidate, professional references, particularly within the context of those relevant to membership on our Board of Directors, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like, personal references and a written indication by the candidate of his or her willingness to serve, if elected.

Audit Committee Matters

We maintain an Audit Committee currently consisting of Stephen L. Domenik as Chair, Michael G. Hluchyj, and M. Niel Ransom. All of the members of the Audit Committee are “independent directors” within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. In addition, our Board of Directors has determined that Stephen L. Domenik qualifies as “audit committee financial expert” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and is independent within the meaning of Rule 10A-3 of the Exchange Act. Mr. Domenik qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions including Chief Executive Officer at Pixelworks, Inc. and Identronix, a private company. Additionally, Mr. Domenik has served on the audit committees of Emcore Corporation, MoSys, Inc., Meru Networks, Inc., PLX Technology, Inc., and Pixelworks, Inc. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to corporate accounting, our reporting practices and the quality and integrity of our financial reports; oversight of audit and financial risk; compliance with law and the maintenance of our ethical standards; and the effectiveness of our internal controls. The full responsibilities of our Audit Committee are set forth in its charter, a copy of which can be found on our website at www.radisys.com under About/Investor Relations/Corporate Governance. Our Audit Committee met four times in the last fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of the reports received by the Company during and with respect to fiscal year 2017 and on written representations of certain reporting persons, no director, executive officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

Certifications

Certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, were filed with the Original Filing. Currently dated certifications pursuant to Section 302, as required by the SEC, are attached to this Amendment.

Item 11.        Executive Compensation

Executive Officer Compensation
Executive Compensation Discussion and Analysis (CD&A)

Section I: Executive Summary

This Compensation Discussion and Analysis describes the compensation program for our Named Executive Officers. During 2017, these individuals were:

•	Brian Bronson, our President and Chief Executive Officer (our “CEO”),

•	Jonathan Wilson, our Chief Financial Officer, Vice President of Finance and Corporate Secretary (our “CFO”), and

•	Stephen Collins, our former Vice President of Global Sales.

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2017. It also provides an overview of our executive compensation philosophy and objectives and discusses how and why the Compensation and Development Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation decisions for each of our named executive officers.

On November 16, 2017, Stephen Collins, our Vice President of Global Sales, left the Company.

The Company experienced significant business and financial headwinds in 2017 due in large part to a material shortfall in revenues relative to the Company’s operating plan from its largest customer. During the year, the Company’s largest customer elected to discontinue its internal program which leveraged the Company’s DCEngine products, and coupled with limited traction in securing new customer engagements, DCEngine revenues missed 2017 revenue objectives by nearly $65 million. Further, while the telecom industry continues to undergo significant disruption, the timing of securing new programs with customers resulted in delays in expected revenue within the Company’s Software-Systems business. Taken together, this resulted in a decline in total revenue of over $70 million from 2016 levels and a significant shortfall against the Company’s original 2017 expectations. The impact of these shortfalls resulted in significant operating losses and inventory write-downs specifically within the Company’s Hardware Solutions segment.

Our Compensation Committee and management team have had a longstanding commitment to pay-for-performance. This has been evidenced during the last several years by our efforts to align our executive compensation strategy with our business strategy with incentives, including performance-based vesting for equity awards that tie realized compensation for our executives with goals that will drive long-term shareholder return. In fiscal 2017, consistent with this pay-for-performance philosophy and due to the shortfalls relative to our operating plan, the Company missed its internal targets for cash variable and performance equity compensation and accordingly no cash variable compensation was earned, or paid, relative to 2017 results, and performance-based equity awards were unearned.

As a result of the underlying changes in its business, the Company announced material restructuring actions in early 2018 to reduce costs across the Hardware Solutions segment while also focusing strategically on the go-forward Software-Systems segment. Moving forward, the Company expects to derive an increasing proportion of its revenue from its high margin Software-Systems business and as revenue from this business scales it is expected to enable the Company to return to positive levels of earnings and cash flow in the second half of 2018. Our Compensation Committee remains committed to a strong pay-for-performance approach during this transition. The Compensation Committee regularly reviews our approach to pay, considering input from an independent compensation consultant, to deliver executive compensation in an approach that:

•	rewards for short-term performance that is critical to our long-term success;

•	emphasizes long-term vesting equity to retain our executives and reward them for sustained value creation; and

•	is competitive with market norms and results in a reasonable cost to shareholders.

Fiscal 2017 Executive Compensation Highlights

Based on our overall operating environment and these results, the following key compensation actions were taken with respect to the Named Executive Officers for fiscal 2017:

•
Salary Increases for Select Named Executive Officers - The Compensation Committee did not increase the base salary levels for our President and CEO. In the case of our CFO, the Compensation Committee approved an increase in base salary to $300,000, which reflected an increase of approximately 9% from the salary rate in effect prior to the adjustment. In the case of our VP of Global Sales, the Compensation Committee approved an increase in base salary to $290,000, which reflected an increase of approximately 5% from the salary rate in effect prior to the adjustment. The Compensation Committee also approved a 5% increase in target compensation under our Variable Compensation Plan for our VP of Global Sales. The Compensation Committee approved these changes following a review of performance and to more closely align target compensation to the 50th percentile.

•
Short-Term Cash Bonuses - No cash bonuses were paid to our Named Executive Officers. The 2017 short-term cash bonus plan funding was tied to strategic revenue (Software-Systems and DCEngine) attainment, for which the Company did not meet minimum levels required to fund any payout under the plan.

•
Continued Emphasis on Performance-Based Equity - In early 2017, the Compensation Committee modified the long-term incentive component of our executive compensation program to change the long-term incentive mix to consist of time-based restricted stock units (“RSU”) and performance-based RSU awards that may be settled for shares of our common stock based on our achievement of pre-established target levels for strategic revenue in 2017 and 2018. This mix was designed to reflect the expected stabilization of our business and an increased ability to tie our long-term incentive compensation opportunities to longer-term projected financial goals. Note that given the material reduction in go-forward DCEngine expectations, of which revenue from this product line was incorporated in the strategic revenue targets, the Company now expects the performance-based RSUs will not vest in future periods and such shares will be returned to the 2007 Stock Plan upon expiration of the performance measures.

The changes to our compensation program in 2017 reflected our desire to maintain a strong pay-for-performance culture and to continue to align compensation program with our business strategy. Our management team and Compensation Committee are engaged on an ongoing basis in reviewing our executive compensation program and communicating with our largest shareholders to better understand their views on our business, our turnaround strategy, and how we could best position our executive compensation program to support this strategy. Feedback from our shareholders was an important consideration in the determination of the compensation strategy applicable to our Named Executive Officers in 2017.

Fiscal 2018 Executive Compensation Considerations

In order to align to the Company’s strategic direction and shareholder interests, and to retain and motivate essential executive team members necessary to further accelerate momentum in the Company’s strategic product lines, the Compensation Committee critically reviewed all aspects of the executive compensation program in late 2017 and early 2018. As a result of the material changes in the Company’s business tied predominantly to DCEngine, coupled with the challenge in predicting future revenues for purposes of establishing appropriate long-term performance targets, the Compensation Committee elected to move the mix of equity awards in 2018 to be 100% time-based stock options. In approving this change, the Compensation Committee considered that stock options are an inherently performance-based instrument for Radisys at the current stage in the Company’s development, with sustained shareholder value creation being the primary objective at this time.

Further, the short-term cash bonus program will be funded based on the attainment of non-GAAP operating income against plan targets. The Compensation Committee believes these awards align directly with the interests of shareholders by incenting management to return the Company to non-GAAP profitability near-term and then creating value for the executive management team and other key leaders longer term based on stock price appreciation.

Compensation Philosophy

As the Company has progressed through its strategic transformation over the past several years, the Compensation Committee maintained a strong pay-for-performance philosophy that is competitive with other similarly sized technology companies. In addition, the Compensation Committee set clear guiding principles for executive compensation programs to ensure strategic alignment with the business direction with a focus on building shareholder value, providing motivation and incentive for stretch performance and retention and simplicity of plan designs. The Company's executive compensation programs are designed to reflect the following key objectives:

•
To attract and retain executives needed to achieve the Company's business objectives. This objective is achieved through no less than annual reviews of executive total compensation and benefit programs to ensure market competitiveness.

•
To substantially link executive compensation with the achievement of near-term operating plans. This is achieved through variable compensation programs which are directly aligned to short-term goals of improving levels of operating income.

•
To provide the opportunity for additional variable compensation through the achievement of longer-term strategic objectives and the creation of shareholder value. This is achieved through the issuance of awards under equity-based compensation programs and includes the use of performance-based equity for which realized compensation is a function of stock price appreciation and/or financial goals such as year-on-year revenue growth.

The Compensation Committee believes the amount of variable or "at risk" compensation tied to meeting company objectives should increase as a percentage of an executive's overall compensation as the executive’s level of responsibility increases. An executive's target compensation is based on his/her job scope and level of responsibility, with a large portion of the opportunity tied to Company performance and shareholder return. We believe the Company’s balance between base salary and both short- and long-term variable compensation is competitive with other similar companies in the industry peer group.

Pay for Performance

Our compensation program is designed to rely heavily on variable, at-risk compensation such that the value realized by our Named Executive Officers increases or decreases based on the overall performance of the Company. When determining the targets for executive variable compensation, the Compensation Committee selects metrics that it believes are most closely tied to the market’s expectation of both near-term financial objectives and those strategic goals necessary for long-term success. In 2017, variable cash compensation was contingent upon the achievement of consolidated revenue, while performance-based equity vesting was dependent upon achievement of certain levels of strategic product revenue growth and non-GAAP operating income.

As illustrated below, a majority of the target compensation for our Named Executive Officers in 2017 was performance-based, with the ability to realize value tied to the achievement of pre-specified objectives approved by the Compensation Committee. In addition, the value of RSUs granted to our Named Executive Officers is linked directly to our shareholder return during the vesting term. At approximately 50%, the portion of compensation awarded to our Named Executive Officers in 2017 that was performance-based was above market norms among companies included in our compensation peer group. This emphasis on pay-for-performance is intended to drive the ongoing alignment of interests between our executives and shareholders, and to provide meaningful upside opportunity where results exceed expectations.

Average of Other Named Executive Officers
2017 Target Compensation
38%
23%
26%
13%
Base Salary
Non-Equity Incentive Plan (1)
Performance-Based RSU Awards (2)
Time-Based RSU Awards (2)

(1)	“Non-Equity Incentive Plan” includes targeted amounts under our Variable Compensation Plan and Sales Commission Plan.

(2)	The value of performance-based and time-based RSU awards was targeted at $4.50 per share.

Executive Compensation Policies and Practices

The Company's ongoing compensation practices are reflective of its compensation philosophy and align to a number of best practices and/or industry standards, including:

•
The Compensation Committee oversees all elements of compensation for the executive officers while directly retaining an independent compensation consultant that performs services solely in support of the Compensation Committee.

•	Compensation plans are competitive with those of industry peers. Plans are monitored, evaluated and compared against trends in executive compensation on an annual basis.

•
The variable compensation plan requires a minimum level of non-GAAP operating income performance to fund a payout. There is an opportunity for increased funding if Company and individual performance exceeds plan goals. The Compensation Committee can exercise discretion to provide for funding if targets are not achieved and special circumstances warrant, but did not exercise this discretion in 2017.

•
Equity is a substantial component of an executive's total compensation, aligning an executive's long-term interest with that of shareholders. A combination of performance-based and time-based equity awards are used.

•	Performance-based metrics are used to trigger and scale payment for short- and long-term incentives.

•	Equity-based incentive plans prohibit re-pricing of stock options without shareholder approval.

•	Our equity approval process includes internal control to ensure that there is no backdating of stock options.

•	Executive officers' change of control agreements provide for a "double trigger" payout with stock acceleration provisions included only for the Chief Executive Officer and Chief Financial Officer.

•	Special perquisites, tax equalization or gross-up benefits, or benefits designed solely for executive officers are not provided.

•	The Compensation Committee reviews annually all compensation plans to ensure incentives do not promote taking undue risk.

•	A peer group for benchmarking total shareholder return was established to measure and compare pay and performance linkage (see "Peer Group" below).

•
A dashboard, consisting of variable compensation costs and financial performance metrics, is reviewed each quarter by the Compensation Committee to monitor and further assess the pay-for-performance model.

•
Stock ownership guidelines promote the alignment of the long-term interests of executives with the long-term interests of the shareholders, as well as fostering long-term retention of executives; the Compensation Committee reviews stock ownership status annually.

•
We maintain a clawback policy applicable to Section 16 officers.  The policy provides the Board of Directors the ability to recover performance-based compensation paid to an executive in the event of any fraud or willful misconduct by one or more executives that results in the required restatement of any financial reporting required under the securities laws or other similar laws or regulations as applicable to the Company.
Shareholder Advisory Vote on Executive Compensation
At the annual meeting of shareholders held in 2017, shareholders voted to hold an advisory vote to approve the compensation of our Named Executive Officers on an annual basis; consequently, the Board decided to provide our shareholders an opportunity to vote to approve the compensation of our Named Executive Officers on an annual basis. Although the advisory votes to approve the compensation of our Named Executive Officers are non-binding, the Board of Directors will review the results of the votes and will take them into account in making future determinations concerning compensation of our Named Executive Officers.
The most recent shareholder advisory vote on compensation of Named Executive Officers, which was held in 2017, resulted in a 90% vote “For” the approval of the compensation of the Company's Named Executive Officers (excluding broker non-votes). Accordingly, no changes to the Company's executive compensation programs were made as a result of the shareholder advisory vote, but the Company intends to continue emphasizing its pay for performance compensation philosophy aligned with our discussions with our shareholders that focused on the turnaround strategy and changes to our executive compensation program to drive strong alignment of our compensation programs with shareholder interests.
Section II: Governance of Compensation Program

The Board of Directors has delegated responsibility to the Compensation Committee for final approval of executive base salary, variable cash compensation, equity compensation, as well as any executive employment offers, executive change of control agreements, severance agreements and other executive compensation programs. The Compensation Committee also guides executive development programs and succession planning in order to maintain and develop the Company's leadership team. The Compensation Committee maintains an annual calendar to guide the timing of its review, analysis, and decision-making related to executive compensation, benefits and development programs.
The Compensation Committee and the Chairman of the Board assess the performance of the Chief Executive Officer annually. The Chief Executive Officer's performance review process includes a Chief Executive Officer self-appraisal, a formal Board of Directors evaluation process as well as a performance appraisal delivered by the Chairman of the Board of Directors. The Chief Executive Officer is responsible for assessing the performance of each executive reporting to him.

The Compensation Committee reviews compensation recommendations provided by management and approves all final executive compensation-related decisions. Under the oversight of the Compensation Committee, the Chief Executive Officer and Vice President of Human Resources have responsibility for the implementation of executive compensation programs.

Process
The Compensation Committee conducts a formal review of each executive's compensation on an annual basis or more frequently if needed. The Compensation Committee’s review consists of the following: comparing the cash and equity components of each executive's pay to market data for similar positions; considering recommendations provided by the Chief Executive Officer and Vice President of Human Resources; assessing individual performance; and aligning any pay changes with market and company performance. The Compensation Committee reviews the mix of base salary, variable cash compensation and equity compensation, but does not attempt to target a specific percentage allocation as each compensation element is compared to market survey data.

"Tally sheets" are used to consider and evaluate the total potential compensation of executives from all sources upon various scenarios and any benefits associated with termination of employment. Based on this analysis, the Compensation Committee is able to make market-based decisions that are aligned to the Company's financial and strategic direction.

Role of the Compensation Consultant

In fulfilling its duties and responsibilities, the Compensation Committee has the authority to engage the services of outside advisers. In fiscal 2017, the Compensation Committee continued to engage Compensia, Inc., a national compensation consulting firm, to assist it with compensation matters. A representative of Compensia, Inc. regularly attended meetings of the Compensation Committee, responded to committee members’ inquiries, and provided its analysis with respect to these inquiries.

The nature and scope of services provided to the Compensation Committee by Compensia, Inc. in fiscal 2017 were as follows:

•	Provided advice with respect to pay levels, compensation best practices and market trends for executive officers and directors;

•	Assisted with the design of the short-term and long-term incentive compensation plans for our executive officers;

•	Provided ad hoc advice and support throughout the year.
Compensia, Inc. does not provide any services to us other than the services provided to the Compensation Committee. The Compensation Committee has assessed the independence of Compensia, Inc. taking into account, among other things, the factors set forth in Exchange Act Rule 10C-1 and the listing standards of the Nasdaq Stock Market, and has concluded that no conflict of interest exists with respect to the work that Compensia, Inc. performs for the Compensation Committee.

Peer Group

In 2017, the Compensation Committee reviewed the Company’s existing peer group and did not make any material changes. The Compensation Committee reviews the peer group at least annually and anticipates making further revisions over time as the Company evolves. The Compensation Committee will utilize peer data to review total shareholder return as a part of its pay for performance linkage, Chief Executive Officer and Chief Financial Officer compensation and general compensation practices.
The following companies were selected and utilized as peer companies in 2017:

Allot Communications Ltd.	AudioCodes Ltd.	Radware
A10 Networks	Harmonic, Inc.	RealNetworks
Aerohive Networks	PCTEL, Inc.	Sonus Networks Inc.
The Compensation Committee uses data from our compensation peer group as well as data from the Radford Global Technology compensation survey when determining the total direct compensation packages for our executive officers. The Radford executive compensation survey data supplements the compensation peer group data and provides additional information for the Named Executive Officers and positions for which there is limited public comparable data available.

Risk Considerations

The Compensation Committee conducted an assessment of the Company's compensation policies and practices to identify any potential risk arising from such policies and practices that could be reasonably likely to have a material adverse effect on the Company. The assessment covered all compensation elements and included an analysis of overall compensation costs (including both fixed and variable incentive components), compensation plan participation by employee group (sales vs. employees vs. senior leaders), metrics and performance goals. No potential risks that could be reasonably likely to have a material adverse effect were identified.

Section III: Elements of Executive Compensation

The following table outlines elements of direct compensation of Named Executive Officers in 2017 and how it aligns with the Company's philosophy and business strategy.

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

Organizational performance during the year measured by achievement in respect of pre-defined profitability goals

Individual performance during the year measured against identified goals and objectives

Payout of awards depends on ability of the Company to fund awards and individual and organizational performance

Competitive, market-based variable incentive targets enables the attraction and retention of talent

	Sales Commission Plan: Performance during the year measured by achievement with respect to pre-defined revenue	Payout is dependent upon overall sales organization performance Competitive, market-based variable incentive targets enables the attraction and retention of talent
Equity Compensation (long-term incentives)	Stock Options: Increase in stock price Retention	Value results from stock price increases Vesting schedule, in harmony with minimum holding requirements for officers, supports retention
Restricted Stock Units: Increase in stock price Retention
Although RSUs always have value, the value increases or decreases as the stock price increase or decreases

Vesting schedule, in harmony with minimum holding requirements for officers, supports retention

Performance Based Awards:

Performance relative to pre-determined strategic and financial goals (product delivery, market penetration, long-term growth and operational/financial metrics) and/or certain levels of stock price appreciation
Payout is based on metrics important to shareholders Performance period spans 1-3 years and supports retention

Base Salaries are reflective of the executive's job scope, background and experience level. Base salary levels are initially determined at the time of hire or promotion and are reviewed annually thereafter or in conjunction with a change in job scope or responsibility or upon the Compensation Committee's consideration of other relevant factors. The amount of any merit increase is determined based on a combination of factors, including the current position of the executive's pay against market data and the executive's experience, performance and results during the past year. The Compensation Committee may determine that an individual executive's base salary should be above or below the benchmark based on the executive officer's job responsibilities and/or experience level and may adjust an executive’s salary during the annual review process or at such other time as the Compensation Committee deems necessary or advisable.

In March 2017, the Compensation Committee determined to make no changes to the base salary rates for our President and CEO. The Compensation Committee approved an increase in the base salary of our Chief Financial Officer in March 2017 from $275,000 to $300,000 to move toward alignment with the 50th percentile of our peer group and Radford Global Technology survey.
In March 2017, the Compensation Committee approved an increase in the base salary of our VP, Global Sales from $278,000 to $290,000 and a 5% increase in Mr. Collins’ variable target to move toward alignment with the 50th percentile of our peer group and Radford Global Technology survey.

Short-Term Incentive Plans

Variable Cash Compensation targets are expressed as a percentage of base salary. The targets are determined at the time of hire or promotion and are typically reviewed annually against industry benchmark data for comparable positions. An executive's variable target is generally aligned to the 50th percentile of our peer group and Radford Global Technology survey. Exceptions may exist based on an executive officer's job responsibilities and/or experience level.

The table below describes the target bonus opportunities applicable to our Named Executive Officers during 2017. For executives other than Mr. Collins, bonus opportunities were tied to our 2017 Variable Compensation Plan, which is described in detail below. For Mr. Collins, 50% of the target bonus was tied to the 2017 Variable Compensation Plan and 50% was tied our Sales Commission Plan.

Named Executive Officer	Target Bonus Opportunity	Target Bonus as a Percentage of Salary
Brian Bronson	$500,000	100%
Jonathan Wilson	$165,000	55%
Stephen Collins	$203,000	70%

Plan performance targets (including minimum funding levels, target funding levels and maximum payout levels) are established and approved by the Compensation Committee at the beginning of the performance period, typically in conjunction with the annual operating plan process, and are based on current business and economic conditions, the financial planning process and affordability. Plan performance targets are directly tied to achieving financial performance and/or strategic objectives of the Company and may include an individual performance component.

Individual performance objectives for each executive are developed by the Chief Executive Officer in consultation with the affected executive and then reviewed and approved by the Compensation Committee. The Compensation Committee reviews the Chief Executive Officer's assessment of executive performance in relation to objectives.

The Compensation Committee ultimately decides the amounts paid to each executive with such quantitative and qualitative modifications as the Compensation Committee may make at its discretion.

The 2017 Variable Compensation Plan was designed to support the Company's pay for performance philosophy and motivate and compensate executives for the achievement of consolidated revenue (the “Variable Compensation Plan”).

The Variable Compensation Plan provided an opportunity for executives to earn from 0% to 200% of target variable compensation based on the pre-defined levels of consolidated revenue.

In 2017, the Company delivered consolidated revenue of $133.8 million, which did not meet the minimum Variable Compensation Plan funding targets and accordingly no cash variable compensation was earned or paid under the Variable Compensation Plan.

Mr. Collins had 50% of his total target incentive compensation tied to the Sales Commission Plan. Below is the breakout of the goals under that plan.

Sales Commission Plan 2017 Goals
	Goal	Weighting
Stephen Collins	FlowEngine Revenue	6%
	MediaEngine Revenue	15%
	DC Engine Revenue	39%
	CellEngine/CDS	10%
	Embedded Products Revenue	30%
		100%

Under the Sales Commission Plan, Mr. Collins’ annual attainment was 58% and represented a payout of $58,672 against a target 100% payout of $101,500.

A summary of the amounts earned by our Named Executive Officers under the Variable Compensation Plan and Sales Commission Plan is provided in the table below.

			Actual Bonus Earned
Named Executive Officer	Target Bonus Opportunity	Target Bonus as a Percentage of Salary	Variable Compensation Plan	Sales Commission Plan	Total Bonus Earned	Percentage of Target Earned
Brian Bronson	$500,000	100%	$0	N/A	$0	0%
Jonathan Wilson	$165,000	55%	$0	N/A	$0	0%
Stephen Collins	$203,000	70%	$0	$58,672	$58,672	58%

Changes for 2018 Variable Compensation Plan

For 2018, following a comprehensive review of our compensation programs, business strategy and pay-for-performance objectives, the Compensation Committee approved changes to the performance measurement methodology under the Variable Compensation Plan. The 2018 Variable Compensation Plan will fund 100% based upon the attainment of non-GAAP operating income per the Company’s 2018 operating plan, with funding for Named Executive Officers beginning only when the Company achieves post-variable compensation non-GAAP operating income and up to a maximum payout threshold of 200%.  In addition, the 2018 Variable Compensation Plan will be funded based on annual performance. The Compensation Committee believes non-GAAP operating income is the appropriate metric to drive 2018 variable cash compensation as it aligns directly with the Company’s primary near-term objective to stabilize operating results and return to profitability. As in 2016 and 2017, the 2018 Variable Compensation Plan will include individual performance objectives that are designed to reward specific strategic objectives expected to materially advance the Company’s long-term strategy.

Equity Compensation in the form of stock options, RSUs, and/or performance-based shares are awarded to executive officers and key individuals because it is a highly effective way to align the interests of management and shareholders and motivate management to drive long-term shareholder value. The Compensation Committee intends to continue its practice of granting equity awards with vesting measures that strongly align with creating shareholder value.

Industry benchmark data for comparable executive positions is used to establish target equity values at the time of grant. The total annual grant value for an executive, which may include options, RSUs and/or performance-based equity, is targeted at the 50th percentile of market.

In addition to reviewing benchmark data to determine equity grant levels, the retentive value of past grants for each executive is reviewed to ensure that the value of unvested equity grants is in line with benchmarks and is of sufficient value to retain and provide strong performance incentive for the executive in future years.

The Black-Scholes methodology is used for valuing options and the grant date fair value is used for valuing both RSUs and performance-based shares (see Note 16 to the Consolidated Financial Statements included in our Original Filing for a description of Black-Scholes methodology and assumptions used).

Time-based equity incentives and performance-based incentives are granted under the 2007 Stock Plan for annual refresh, promotion and retentive purposes. Annual refresh grants are typically made during the first quarter of each fiscal year. Performance-based RSUs vest only upon achievement of certain financial or strategic metrics.

All equity grants to newly hired executives and refresher grants to existing executives are reviewed and approved by the Compensation Committee, on the recommendation of the Chief Executive Officer, using the abovementioned factors of market data, the total retention value, and the executive's projected level of future contribution.

Grants of equity awards are made at predetermined times and are not intentionally scheduled to coincide with the disclosure of favorable or unfavorable information. Each year the Compensation Committee reviews whether refresher grants are necessary to continue to motivate management and employees while providing long-term incentives.

Long-Term Incentive Grants

Equity continues to be a substantial component of the Company’s compensation strategy and is intended to attract, retain and motivate key talent to achieve the Company's strategic objectives. In support of these strategic objectives, a combination of performance and time-based shares are utilized.

2017 Grants

In March 2017, the Compensation Committee approved performance-based and time-based RSU awards under the Company’s 2007 Stock Plan to certain senior executives. The time-based RSU awards vest one-third of the total shares on May 15, 2018, May 15, 2019 and May 15, 2020.

The performance-based RSUs will vest only if certain strategic revenue targets are achieved during our 2017 and 2018 fiscal years. Specifically, 50% of shares granted to executives will be earned based on achievement of targeted levels of strategic revenue during performance periods that correspond to each of our fiscal year 2017and 2018. The strategic revenue goals for 2017 and 2018 were established at the grant date of the award in March 2017, and included threshold, target and maximum levels of performance for each fiscal year that would allow for shares to be earned between 75% and 125% of target for each performance period, if at all. In addition, shares can be earned based on achievement of threshold, target and maximum levels of strategic revenue based on the cumulative two-year period including fiscal 2017 and 2018. Fifty percent of earned shares will vest at the conclusion of the performance period during which they are earned, with the remaining 50% of earned shares vesting one year later.

As a result of the significant shortfall in DCEngine revenues relative to the Company’s initial 2017 expectations, coupled with the Company’s go-forward expectations for this product line, no shares vested related to the 2017 targets, and the Compensation Committee currently does not expect any of the performance-based equity granted in March 2017 to vest in the future.

The table below details the number of stock price-based vesting restricted stock units and RSUs granted to each of our Named Executive Officers in 2017.

Executive Officer	Shares Granted
	Performance-Based RSU	Time-Based RSU
Brian Bronson	140,000	60,000
Jonathan Wilson	48,000	24,000
Stephen Collins	44,000	22,000

Benefits and Perquisites

Executives are provided with the same benefit options as those provided to other employees in the same location. The U.S.-based employee benefit program includes medical, dental and vision plans, an Employee Stock Purchase Plan (“ESPP”), a 401(k) plan, tuition reimbursement, life insurance and short- and long-term disability coverage.

Executives do not receive any special perquisites such as club memberships, pension plans, automobile allowances or dwellings for personal use. Relocation packages to newly hired executives and other newly hired employees are defined within the Company's hiring policy and are based on standard market practices for executive-level relocation.
Stock Ownership Policy

We maintain a stock ownership policy for our Named Executive Officers to further align their interests with the interests of our shareholders and to further promote our commitment to sound corporate governance. The Company's ownership guidelines are three times base salary or 300,000 shares for the Chief Executive Officer and one times base salary or 100,000 shares for all other executive officers. All Named Executive Officers are expected to be “net” buyers, increasing total ownership after any vesting or forfeiture of shares for tax purposes, until stock ownership requirements are fulfilled within a five-year grace period. Of our current executive officers, all have reached this ownership goal.

Section IV: Employment and Termination Agreements

Executive officers are parties to various severance agreements, change of control agreements, or both, entered into pursuant to guidelines adopted by the Compensation Committee. The Compensation Committee believes these agreements may be necessary or advisable to keep executive officers focused on the best interests of shareholders at times that may otherwise cause a lack of focus due to personal economic exposure and potential change for the Company. Further, the Compensation Committee believes that they are necessary or advisable for retentive purposes to provide a measure of support to executive officers who may receive offers of employment from competitors that would provide severance or change of control benefits.

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

See “Potential Post-Employment Payments” under the Summary Compensation Table for severance and change of control benefits provided to Named Executive Officers.

Section V: Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) limits to $1,000,000 per person the amount the Company may deduct for compensation paid to the Chief Executive Officer and the three highest compensated officers who are Named Executive Officers (other than the Chief Executive Officer or Chief Financial Officer) in any year. The level of salary and annual cash incentive payments the Company generally pays to executive officers does not exceed this limit. For taxable years prior to December 31, 2017, Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. However, the exemption from Section 162(m)’s deduction limit for qualified performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017. The repeal means that compensation paid to our covered executive officers in excess of $1,000,000 will no longer be deductible even if it was intended to constitute qualified performance-based compensation unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. The intent of the Compensation Committee is to design compensation that will further the purposes of the executive compensation program. The Compensation Committee will, however, take into consideration various other factors described in this Compensation Discussion and Analysis, together with Section 162(m) considerations, in making executive compensation decisions and retains the ability to authorize compensation that is not fully tax-deductible.

Section VI: Non-GAAP Financial Measures

In order to evaluate the Company's performance for purposes of determining executive compensation, the Company considers a combination of consolidated and strategic revenue, non-GAAP operating income, and non-GAAP earnings per share. Non-GAAP operating income and non-GAAP earnings per share exclude certain expenses, gains and losses, such as the effects of (a) amortization of acquired intangible assets, (b) stock-based compensation expense, (c) restructuring and other charges (reversals), net, (d) non-cash income tax expense, (e) gain on the liquidation of foreign subsidiaries, and (f) restructuring inventory write-down. The Company believes that the use of non-GAAP financial measures provides useful information to investors to gain an overall understanding of its current financial performance and its prospects for the future.
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

	Year Ended
	December 31, 2017	December 31, 2016
	(in thousands except per share data)
INCOME (LOSS) FROM OPERATIONS:
GAAP loss from operations	$(46,783)	$(9,659)
(a) Amortization of acquired intangible assets	10,713	12,747
(b) Stock-based compensation	2,192	3,797
(c) Restructuring and other charges, net	8,339	2,917
(f) Restructuring inventory write-down	9,745	—
Non-GAAP income from operations	$(15,794)	$9,802

NET INCOME (LOSS):
GAAP net loss	$(52,604)	$(10,251)
(a) Amortization of acquired intangible assets	10,713	12,747
(b) Stock-based compensation	2,192	3,797
(c) Restructuring and other charges, net	8,339	2,917
(d) Income taxes	2,276	913
(e) Loss (gain) on the liquidation of foreign subsidiaries	313	(421)
(f) Restructuring inventory write-down	9,745	—
Non-GAAP net income	$(19,026)	$9,702

GAAP weighted average diluted shares	38,994	37,668
Dilutive equity awards included in non-GAAP earnings per share	—	1,202
Non-GAAP weighted average diluted shares	38,994	38,870
GAAP net loss per share (diluted)	$(1.35)	$(0.27)
Non-GAAP adjustments detailed above	0.86	0.52
Non-GAAP net loss per share (diluted)	$(0.49)	$0.25

Non-GAAP financial measures includes the performance of Software-Systems and Hardware Solutions. The Company excludes the following corporate and other expenses, reversals, gains and losses from its non-GAAP financial measures, when applicable:

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

(b) Stock-based compensation: Stock-based compensation consists of expenses recorded under GAAP, in connection with stock awards such as stock options, restricted stock awards and restricted stock units granted under the Company's equity incentive plans and shares issued pursuant to the Company's employee stock purchase plan. The Company excludes stock-based compensation from non-GAAP financial measures because it is a non-cash measurement that does not reflect the Company's ongoing business and because the Company believes that investors want to understand the impact on the Company of the adoption of the applicable GAAP surrounding share-based payments; the Company believes that the provision of non-GAAP information that excludes stock-based compensation improves the ability of investors to compare its period-over-period operating results, as there is significant variability and unpredictability across companies with respect to this expense.

(c) Restructuring and other charges, net: Restructuring and other charges, net relates to costs associated with non-recurring events. These include costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset-related charges and other expenses associated with business restructuring activities. Restructuring and other charges are excluded from non-GAAP financial measures because they are not considered core operating activities. Although the Company has engaged in various restructuring activities over the past several years, each has been a discrete event based on a unique set of business objectives. The Company does not engage in restructuring activities in the ordinary course of business. As such, the Company believes it is appropriate to exclude restructuring charges from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.

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

(e) Loss (gain) on the liquidation of foreign subsidiaries: On a non-recurring basis we have recorded a gain or loss to reflect the realization of accumulated foreign currency translation adjustments upon the liquidation of certain international subsidiaries. This gain or loss represents the net unrealized foreign currency translation gains or losses accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of these entities. The liquidation of foreign subsidiaries occurs on an infrequent basis, and management does not view the impact of this non-cash charge as indicative of the ongoing performance of the Company. As such, the Company believes it is appropriate to exclude this gain from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.

(f) Restructuring inventory write-down: Includes inventory write-downs associated with non-recurring events, predominantly tied to the Company’s decision to end-of-life or discontinue certain products for which the Company has no future ongoing demand. During the fourth quarter of 2017, the Company recorded such charges tied to discrete product decisions within its Hardware Solutions segment associated with its DCEngine and certain legacy embedded products. Restructuring inventory write-downs are excluded from non-GAAP financial measures because they are not considered core operating activities. Although the Company has incurred various inventory write-downs over the past several years, they have generally been associated with ongoing business activities. As such, the Company believes it is appropriate to exclude end-of-life and product discontinuance inventory write-downs from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid or accrued for services to us in all capacities for the last fiscal year for:

•	the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2017; and

•
our most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal year 2017; and

•	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

The above individuals are referred to herein as the “Named Executive Officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) (2) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
Brian Bronson	2017	500,000	—	760,000	—	—	8,955	1,268,955
President & CEO	2016	500,000	—	650,798	295,103	469,173	8,805	1,923,879
	2015	500,000	—	789,750	—	850,000	8,805	2,148,555

Jonathan Wilson	2017	294,986	—	273,600	—	—	8,784	577,370
Chief Financial Officer	2016	275,000	—	216,933	98,368	151,433	8,577	750,311
	2015	237,688	—	275,625	95,810	167,332	8,520	784,975

Stephen Collins (5)	2017	253,418	—	250,800	—	58,672	39,424	602,314
Former Vice President, Global Sales	2016	278,000	—	197,212	89,425	174,669	6,204	745,510
	2015	278,000	—	219,375	—	240,055	8,584	746,014

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718 ("ASC 718"). We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 16 to our Consolidated Financial Statements included in our Original Filing. We compute the grant date fair value of restricted stock as the closing price of our shares as quoted on the Nasdaq Global Select Market on the date of grant or the first date of the underlying service period, whichever occurs first.

(2)
The amounts included in the Stock Awards column for 2017 are time-based restricted stock unit awards and performance-based restricted stock unit awards under the 2007 Stock Plan ("PRSU"). The grant date fair value for the awards is determined on the grant date. As of December 31, 2017, none of the PRSU awards were estimated to be probable of achievement at the target outcome of the performance conditions. The table below details the maximum potential value of the 2017 PRSU awards as of the grant date.

Name	Value of PRSU Grant at Maximum Payout
Brian Bronson	$665,000
Jonathan Wilson	$228,000
Stephen Collins	$209,000

(3)	The amounts in this column represent payments made under our variable compensation plans and our Sales Incentive Plan.

(4)	The table below details the amounts included in the All Other Compensation column for 2017:

	401(k) Contributions	Term Life Insurance Payments	Vacation Payout
Brian Bronson	$8,100	$855	$0
Jonathan Wilson	$8,100	$684	$0
Stephen Collins	$5,301	$661	$33,462

(5)	Mr. Collins' employment terminated on November 16, 2017.

2017
GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date (1)	Approval Date	Plan (2)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brian Bronson	3/10/2017	3/10/2017	2007				—	60,000	—	N/A	228,000
	3/10/2017	3/10/2017	2007				105,000	140,000	175,000	N/A	532,000
	Variable Compensation Plan (4)		VCP	—	500,000	1,000,000
Jonathan Wilson	3/10/2017	3/10/2017	2007				—	24,000	—	N/A	91,200
	3/10/2017	3/10/2017	2007				36,000	48,000	60,000	N/A	182,400
	Variable Compensation Plan (4)		VCP	—	165,000	330,000
Stephen Collins	3/10/2017	3/10/2017	2007				—	22,000	—	N/A	83,600
	3/10/2017	3/10/2017	2007				33,000	44,000	55,000	N/A	167,200
	Sales Commission Plan		SCP	—	101,500	—
	Variable Compensation Plan (4)		VCP	—	101,500	203,000

(1)	Grant Date applies only to grants of equity awards.

(2)	The plans in this column represent:

•	“2007” is the 2007 Stock Plan

•	“SCP” is the Sales Commission Plan

•	“VCP” is the Variable Compensation Plan

(3)
The amounts included in the Stock Awards column for 2017 are time-based restricted stock unit awards and performance-based restricted stock unit awards under the 2007 Stock Plan ("PRSUs"). The grant date fair value of PRSUs was determined at each date when the performance measures for 2017 and 2018 were set.

(4)	Represents the possible payout range during the 2017 fiscal year for the Variable Compensation Plan based on annualized base pay and variable target as of December 31, 2017.

Narrative Description of Additional Material Factors - Summary Compensation Table & 2017 Grants of Plan-Based Awards Table

Equity Incentive Plans: Grants of time-based restricted stock units and performance-based restricted stock units were made under the 2007 Stock Plan. Grants of time-based restricted stock units vest one-third of the total shares on each of the following dates: May 15, 2018, May 15, 2019 and May 15, 2020.

The vesting of the performance share awards granted on March 10, 2017 will be determined only if certain strategic revenue targets are achieved during our 2017 and 2018 fiscal years. Specifically, 50% of shares granted to executives will be earned based on achievement of targeted levels of strategic revenue during performance periods that correspond to each of our fiscal year 2017 and 2018. The strategic revenue goals for 2017 and 2018 were established at the grant date of the award in March 2017, and included threshold, target and maximum levels of performance for each fiscal year that would allow for shares to be earned between 75% and 125% of target for each performance period, if at all. In addition, shares can be earned based on achievement of threshold, target and maximum levels of strategic revenue based on the cumulative two-year period including fiscal 2017 and 2018. Fifty percent of earned shares will vest at the conclusion of the performance period during which they are earned, with the remaining 50% of earned shares vesting one year later.

The grant dates for equity awards during 2017 were established by the Compensation Committee during meetings prior to each grant date.

Non-Equity Incentive Plans: We maintain the Variable Compensation Plan in which executive officers are eligible for potential incentive payments dependent upon the level of achievement of non-GAAP operating income and other stated corporate goals and department/individual performance goals.

The actual incentive payouts for 2017 were calculated annually. No payouts were earned during fiscal year 2017.

For a more complete description of the salary, equity incentive plans, non-equity incentive plans, and special incentive bonuses for each Named Executive Officer, see "Compensation Discussion and Analysis."

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Brian Bronson	96,250	(1)	68,750	(1)	—	4.02	3/22/2023	60,000	(13)	60,300	82,500	(14)	82,913
	249,000	(2)	—		—	3.45	9/6/2020				105,000	(15)	105,525
	91,000	(3)	—		—	3.45	9/6/2020
	309,000	(4)	—		—	2.98	1/1/2020
	241,000	(5)	—		—	3.15	10/2/2019
	24,575	(6)	—		—	3.15	10/2/2019
	40,425	(7)	—		—	3.67	9/4/2019
	16,000	(8)	—		—	7.37	2/1/2019
	21,000	(9)	—		—	8.39	7/8/2018
	14,000	(10)	—		—	8.68	4/1/2018
Jonathan Wilson	32,083	(1)	22,917	(1)	—	4.02	3/22/2023	24,000	(13)	24,120	27,500	(14)	27,638
	94,444	(11)	5,556	(11)	—	2.16	2/17/2022	8,334	(16)	8,376	36,000	(15)	36,180
	7,000	(3)	—		—	3.45	9/6/2020
	2,500	(7)	—		—	3.67	9/4/2019
Stephen Collins	26,388	(1)	23,612	(1)	—	4.02	3/22/2023
	64,000	(12)	—		—	3.21	9/30/2020

(1)
Option granted on 3/22/2016 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(2)
Option granted on 10/15/2014. Of these, 31,777 shares were immediately vested, with the remainder vesting at a rate of 9,444 shares on the sixth day of each month after the date of grant and becoming fully exercisable on 9/6/2016.

(3)
Option granted on 9/6/2013 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(4)	Option granted on 1/1/2013 and becomes exercisable for one-third of the total option shares on each of the first three anniversaries of the grant date.

(5)	Option granted on 10/2/2012 and becomes exercisable for one-third of the total option shares on each of the first three anniversaries of the grant date.

(6)
Option granted on 10/2/2012 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(7)
Option granted on 9/4/2012 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(8)
Option granted on 2/1/2012 and becomes exercisable for one-quarter of the total option shares on the first anniversary of the date of grant and in monthly increments equal to 1/48th of the total option shares each month thereafter, becoming fully exercisable on the fourth anniversary of the date of grant.

(9)
Option granted on 7/8/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(10)
Option granted on 4/1/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(11)
Option granted on 2/17/2015 and becomes exercisable for one-third of the total shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(12)
Option granted on 9/30/2013 and becomes exercisable for one-third of the total shares on the first anniversary of the date of grant and in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant.

(13)	Restricted Stock Units granted on 3/10/2017 and vest for one-third of the award shares on May 15, 2018, May 15, 2019 and May 15, 2020, subject to continual employment.

(14)
Performance-based Restricted Stock Units granted on March 28, 2016. The vesting will be determined upon satisfaction of each annual performance criteria during the performance period beginning on the grant date. Specifically, 50% of shares granted will vest on meeting targets of strategic revenue during fiscal year 2016, and 50% of shares granted will vest on meeting targets of strategic revenue during fiscal year 2017, subject to attainment of non-GAAP operating income of 80% or greater per the Company's ratified 2017 annual operating plan.

(15)
Performance-based Restricted Stock Units granted on March 10, 2017. The vesting will be determined if certain strategic revenue targets are achieved during fiscal 2017 and 2018. Specifically, 50% of shares granted will be earned based on achievement of targeted levels of strategic revenue during performance periods that correspond to each of our fiscal year 2017 and 2018. The strategic revenue goals for 2017 and 2018 included threshold, target and maximum levels of performance for each fiscal year that would allow for shares to be earned between 75% and 125% of target for each performance period, if at all. In addition, shares can be earned based on achievement of threshold, target and maximum levels of strategic revenue based on the cumulative two-year period including fiscal 2017 and 2018. Fifty percent of earned shares will vest at the conclusion of the performance period during which they are earned, with the remaining 50% of earned shares vesting one-year later. Unearned shares are reported at threshold level.

(16)	Restricted Stock Units granted on 4/1/2015 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

2017 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian Bronson	—	—	82,500	$321,750
Jonathan Wilson	—	—	35,833	$140,582
Stephen Collins	—	—	25,000	$97,500

Potential Post-Employment Payments

The Compensation Committee has adopted guidelines on severance and change of control agreements to help ensure that written severance or change of control agreements (each, a "Change of Control Agreement") are offered to our executive officers only if special business needs indicate that such agreements are necessary or advisable.

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into a Change of Control Agreement with Brian Bronson, then our President and Chief Financial Officer. Mr. Bronson's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Bronson is entitled to receive severance pay in a cash amount equal to 24 months of Mr. Bronson's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Severance pay that is payable would be made 100 days following the termination date. Upon such termination, and in addition to severance pay, Mr. Bronson is also entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) stock-based incentive compensation plan payout under each stock-based incentive compensation plan, partial cash-based incentive compensation plan payout, if any and (iii) up to $15,000 for the costs and expenses of any executive outplacement firm. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Bronson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan, and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options under the Internal Revenue Code) and stock appreciation rights shall also be amended to permit Mr. Bronson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Bronson's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Bronson not been terminated. Had a triggering event occurred on December 29, 2017, such that Mr. Bronson would become entitled to benefits under his Change of Control Agreement, Mr. Bronson would have been entitled to the payments detailed below.

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into an Executive Severance Agreement ("Severance Agreement") with Mr. Bronson. Mr. Bronson's Severance Agreement provides that if we terminate his employment (other than for cause, death or disability) or if he terminates his employment with us for good reason and contingent on Mr. Bronson signing a release agreement, Mr. Bronson will be entitled to (i) a payment amount equal to 24 months base pay, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (iii) stock-based incentive compensation plan payout under each stock-based incentive compensation plan, (iv) partial cash-based incentive compensation plan payout, if any, and (v) up to $15,000 for the costs and expenses of any executive outplacement firm. Had Mr. Bronson's employment been terminated by us without cause on December 29, 2017, Mr. Bronson would have become entitled to receive the benefits described below.

Brian Bronson	Termination Following a Change of Control		Termination Under Executive Severance Agreement
Severance Payments	$1,000,000		$1,000,000
PRSU	$258,788	(1)	$0	(2)
Equity Acceleration	$0	(3)	$0
Health Insurance Benefits	$30,181		$30,181
TOTAL	$1,288,969		$1,030,181

(1) If there was a Change of Control transaction, PRSUs to acquire 257,500 shares would have accelerated and vested with a value of $258,788. Under the terms of Mr. Bronson's Change of Control Agreement, the PRSU awards, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) If Mr. Bronson was terminated as of December 29, 2017, the PRSU awards would be forfeited under the terms of Mr. Bronson’s Severance Agreement.

(3) Options to acquire 68,750 shares would have accelerated and vested with an intrinsic value of $0 as of December 29, 2017.

As part of his promotion to Chief Financial Officer, on February 17, 2015, we entered into a Change of Control Agreement with Mr. Wilson. Mr. Wilson's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Wilson is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Wilson's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Wilson is also entitled to receive (i) up to 12 months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under each stock-based incentive compensation plan. Also, upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Wilson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Wilson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Wilson's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Wilson not been terminated. Had Mr. Wilson's employment been terminated by us without cause, and if he had signed a release agreement, on December 29, 2017, Mr. Wilson would have become entitled to receive the payment described below.

As part of his promotion to Chief Financial Officer, on February 17, 2015, we entered into an Executive Severance Agreement with Jonathan Wilson. If we terminate Mr. Wilson's employment with us other than for cause, death or disability or Mr. Wilson terminates employment with us for good reason and contingent upon Mr. Wilson signing a release agreement, Mr. Wilson is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Wilson's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Wilson is also entitled to receive (i) up to 12 months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under each stock-based incentive compensation plan. Had Mr. Wilson's employment been terminated by us without cause, and if he had signed a release agreement, on December 29, 2017, Mr. Wilson would have become entitled to receive the payment described below.

Jonathan Wilson	Termination Under Change of Control Agreement		Termination Under Executive Severance Agreement
Severance Payments	$300,000		$300,000
PRSU	$87,938	(1)	$0	(2)
Equity Acceleration	$32,496	(3)	$0
Health Insurance Benefits	$0		$0
TOTAL	$420,434		$300,000

(1) If there was a Change of Control transaction, PRSU to acquire 87,500 shares would have accelerated and vested with a value of $87,938. Under the terms of Mr. Wilson's Change of Control Agreement, the PRSU awards, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) If Mr. Wilson was terminated as of December 29, 2017, the PRSU awards would be forfeited under the terms of Mr. Wilson's Severance Agreement.

(3) Options to acquire 28,473 shares would have accelerated and vested with an intrinsic value of $0 as of December 29, 2017 and 32,334 restricted stock units with a market value of $32,496 would have accelerated and vested.

Mr. Collins terminated his employment with us as of November 17, 2017. Mr. Collins did not receive any payments or benefits in connection with his termination.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Brian Bronson, our Chief Executive Officer and President (our “CEO”). The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2017, our last completed fiscal year:

▪	the median of the annual total compensation of all employees of our company (other than our CEO) was $36,677; and

▪	the annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this Amendment, was $1,268,955.

Based on this information, for 2017 the ratio of the annual total compensation of our CEO, to the median of the annual total compensation of all employees was 35 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

1.
We determined that, as of December 31, 2017, our employee population consisted of approximately 685 individuals, with 16% of these individuals located in the United States, 74% located in India, 7% located in China, 2% located in Europe (primarily in England, Poland, and Germany), and 1% located in Canada (as reported in Item 1, Business, in our Original Filing).

2.	To identify the “median employee” from our employee population, we compared the sum of base wages, commission and bonus of our employees paid during fiscal year 2017.

a.In making this determination, we annualized each element of compensation of approximately 100 full-time employees who were hired in 2017 but did not work for us for the entire fiscal year.

b.Since we do not widely distribute annual equity awards to our employees, such awards were excluded from our compensation measure to identify the "median employee." Approximately 9% of our employees received annual equity awards in 2017.

c.We did not make any cost-of-living adjustments in identifying the “median employee.”

d.For employees located outside of the United States, we converted their compensation from local currency to U.S. dollars using the daily bid rate from www.oanda.com on December 29, 2017.

3.
Using this methodology, we determined that the “median employee” was a full-time, salaried employee located in India, with wages, commission and bonus pay for the 12-month period ending December 31, 2017 in the amount of $36,677. With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $36,677.

4.	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table above.

2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Stephen L. Domenik (2)	$0	$0	—	—	—	$0
Ronald de Lange (3)	$76,875	$105,000	—	—	—	$181,875
Hubert de Pesquidoux (4)	$48,750	$105,000	—	—	—	$153,750
C. Scott Gibson (5)	$50,625	$105,000	—	—	—	$158,750
Michael Hluchyj	$37,500	$105,000	—	—	—	$142,500
M. Niel Ransom	$42,000	$105,000	—	—	—	$147,000
Vincent H. Tobkin (6)	$60,000	$105,000	—	—	—	$165,000

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with ASC 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 16 to our Consolidated Financial Statements included in our Original Filing. A supplemental table following these footnotes sets forth: (i) the aggregate number of stock awards and option awards outstanding at 2017 fiscal year end; (ii) the aggregate number of stock awards and options awards granted during fiscal 2017; and (iii) the grant date fair value of equity awards granted by us during fiscal 2017 to each of our directors who was not an executive officer.

(2)	Mr. Domenik became a member of our Board of Directors effective February 7, 2018.

(3)	Mr. de Lange resigned from our Board of Directors effective February 23, 2018.

(4)	Mr. de Pesquidoux resigned from our Board of Directors effective February 24, 2018.

(5)	Mr. Gibson resigned from our Board of Directors effective February 7, 2018.

(6)	Mr. Tobkin resigned from our Board of Directors effective November 1, 2017.

Additional Information with Respect to Director Equity Awards

Name	Option Awards Outstanding at 2017 Fiscal Year End (#) (1)	Stock Awards Outstanding at 2017 Fiscal Year End (#) (2)	Option Awards Granted during Fiscal 2017 (#) (1)	Stock Awards Granted during Fiscal 2017 (#) (2)	Grant Date Fair Value of Option Awards Granted in Fiscal 2017 (3)	Grant Date Fair Value of Stock Awards Granted in Fiscal 2017 (3)
Stephen L. Domenik	—	—	—	—	—	$0
Ronald de Lange	55,340	21,946	—	27,487	—	$105,000
Hubert de Pesquidoux	7,000	13,743	—	27,487	—	$105,000
C. Scott Gibson	—	13,743	—	27,487	—	$105,000
Michael Hluchyj	50,201	21,184	—	27,487	—	$105,000
M. Niel Ransom	—	13,743	—	27,487	—	$105,000
Vincent H. Tobkin	7,000	—	—	27,487	—	$105,000

(1)	Includes both vested and unvested options to purchase our common stock.

(2)
Stock grants to our Board are made pursuant to the terms of the 2007 Stock Plan. Grants of restricted stock unit awards in 2017 vest 25% of the total shares on each of the following dates: September 7, 2017, December 7, 2017, March 7, 2018 and June 7, 2018.

(3)
Amounts in this column represent the fair value of stock options and stock awards, calculated in accordance with ASC 718. For option awards, that number is calculated by multiplying the Black-Scholes value by the number of options awarded, and the amounts above do not include any forfeiture reserve. For stock awards, that number is calculated by multiplying the fair market value on the grant date by the number of stock awards granted.

Narrative Disclosure of Director Compensation

During 2017, each director who was not employed by us was compensated per the chart below. Director compensation is reviewed on an annual basis. Compensation adjustments, if determined appropriate, are typically effective April 1. Our President and Chief Executive Officer does not receive compensation for his services as Director.

In an effort intended to drive shareholder value by further aligning the Board's interests with the Company's shareholders, on September 14, 2017, our Board of Directors unanimously approved a reduction in non-employee director compensation to consist solely of equity incentive compensation awards. The Board expects to re-instate cash compensation at prior levels outlined below when it determines the Company's operating results have stabilized.

Effective April 1, 2014 through September 14, 2017
Director annual retainer	$40,000
Chairman of the Board annual retainer	$80,000
Audit Committee Chairman	$20,000
Compensation and Development Committee Chairman	$14,000
Nominating and Governance Committee Chairman	$11,000
Strategic Oversight Committee Chairman	$11,000
Audit Committee membership	$10,000
Compensation and Development Committee membership	$7,500
Nominating and Governance Committee membership	$5,000

In addition, non-employee directors received an equity grant with a value of approximately $105,000, or 27,487 restricted stock units in 2017. The restricted stock units will vest 25% of the total shares on September 7, 2017, December 7, 2017, March 7, 2018 and June 7, 2018, respectively. Beginning in 2018, non-employee directors will receive an annual equity grant of 60,000 stock options which vest quarterly and become fully vested on the next annual meeting date. Further, newly appointed directors receive an equity grant equal to 80,000 stock options upon appointment to the Board, with “refresher” annual equity grants to commence during the next annual cycle for the full Board. The stock options for newly appointed directors become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares each month thereafter, becoming fully exercisable on the third anniversary of the date of grant. Directors are also reimbursed for reasonable expenses incurred in attending meetings.

Non-employee directors are expected to acquire and hold a minimum of common stock worth six times the annual retainer or 20,000 shares, whichever is the lesser value. They must purchase at least 10,000 shares in the open market. The minimum amount is expected to be reached within three to five years of becoming a director. Directors must reach the minimum stock ownership guidelines prior to selling any shares of Company stock. Of our three current non-employee directors, two have already reached this ownership goal. Directors who are our employees receive no separate compensation as directors.

On February 20, 2014, the Compensation Committee adopted a standing policy with respect to outstanding awards granted to the non-employee members of the Board under the 2007 Stock Plan. Under the standing policy, pursuant to Section 16(c)(iii) of the 2007 Stock Plan, in the event of a Transaction (as defined in the 2007 Stock Plan) that results in a change of control of the Company, all time-based vesting conditions will be accelerated immediately prior to the effective time of such a Transaction without any further action by the Compensation Committee or the Board.

Our Compensation Committee reviews non-employee director compensation from time to time to ensure the compensation program remains consistent with the Company's goals and objectives.

Assessment of Risk Related to Compensation Policies and Practices
We regularly review and assess our compensation policies and practices to determine whether they are reasonably likely to have a material adverse effect on the Company. The assessment is conducted by management, which reviews both our equity and cash incentive compensation programs for the presence of certain elements that could encourage our employees to take unnecessary or excessive risks; the ratios and level of incentive to fixed compensation, annual to long-term compensation and cash to equity compensation; the percentage of compensation expense as compared to the business unit's revenues; and the presence of other design features that may serve to mitigate risk taking, such as the use of multiple performance measures, caps on payments and similar features. Management's assessment of our compensation policies is then reviewed by the Compensation Committee and discussed with the entire Board in connection with the risk oversight function.
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

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION AND DEVELOPMENT COMMITTEE
REPORT (1)
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Michael G. Hluchyj, Chair
Stephen L. Domenik
M. Niel Ransom

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

Security Ownership Information

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2018 (or such other date as otherwise indicated in the footnotes below) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and nominees for directors, (iii) each Named Executive Officer named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name	Shares Beneficially Owned	Percentage of Common Stock (1)
CURRENT DIRECTORS
Stephen L. Domenik	—	*
Michael G. Hluchyj (2)	118,797	*
M. Niel Ransom (2)	129,786	*
NAMED EXECUTIVE OFFICERS
Brian Bronson (2)	1,502,233	3.70%
Jonathan Wilson (2)	291,554	*
Stephen Collins (3)	—	*
All directors and officers as a group (6 persons) (2)	2,042,370	5.01%

PRINCIPAL SHAREHOLDERS
BlackRock Inc. (4)	2,563,415	6.50%
55 East 52nd Street, New York, NY 10055
Renaissance Technologies LLC (5)	3,094,099	7.85%
800 Third Ave., New York, NY 10022

*    Less than 1%

(1)	Percentage ownership is calculated based on 39,430,859 shares of our common stock outstanding on April 25, 2018.

(2)	Includes options to purchase shares of our common stock exercisable within 60 days after April 25, 2018 or restricted stock units that will vest within 60 days after April 25, 2018 as set forth below.

Name	Options to Purchase Shares	Restricted Stock Units
Brian Bronson	1,124,917	20,000
Michael G. Hluchyj	50,201	6,871
M. Niel Ransom	—	6,871
Jonathan Wilson	153,805	8,000

(3)	Mr. Collins' employment terminated on November 16, 2017.

(4)
Based solely on information set forth in Schedule 13G filed on January 29, 2018, filed with the SEC. According to the filing of BlackRock, Inc., BlackRock Inc. has sole voting power for 2,517,767 shares, sole dispositive power for 2,563,415 shares, shared voting power for zero shares and shared dispositive power for zero shares.

(5)
Based solely on information set forth in Schedule 13G filed on February 14, 2018, filed with the SEC. According to the filing of Renaissance Technologies LLC, Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation each have sole voting power for 3,094,099 shares, sole dispositive power for 3,094,099 shares, shared voting power for zero shares and shared dispositive power for zero shares.

Equity Compensation Plan Information

Information with respect to shares of common stock of the Company that may be issued under the Company's equity compensation plans as of December 31, 2017, was included in Item 12 of the Original Filing.

Description of Equity Compensation Plans Not Adopted by Shareholders

Radisys Corporation Inducement Stock Plan for Continuous Computing Corporation ("CCPU") Employees

On July 5, 2011, the Compensation Committee adopted the Radisys Corporation Inducement Stock Plan for CCPU Employees (“CCPU Inducement Stock Plan”) for awards to be made in connection with our acquisition of CCPU. The CCPU Inducement Stock Plan was adopted without shareholder approval in reliance upon the exception provided under the Nasdaq Listing Rule 5635(c)(4) relating to awards granted to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition. The CCPU Inducement Stock Plan became effective as of July 8, 2011. The CCPU Inducement Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 600,000 shares (subject to adjustment in accordance with the CCPU Inducement Stock Plan). In order to comply with Nasdaq Listing Rule 5635, the awards may only be granted to employees transferred from CCPU in connection with our acquisition of CCPU and in connection with the future hiring of new employees of CCPU by us. Unless sooner terminated by our Board of Directors, the CCPU Inducement Stock Plan will terminate on the tenth anniversary of its effective date of July 8, 2011. The CCPU Inducement Stock Plan provides that the Compensation Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Compensation Committee will determine the term of each option, but no option will be exercisable more than seven years after the date of grant. The CCPU Inducement Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the CCPU Inducement Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Compensation
Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Compensation Committee determines.

Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan
On July 8, 2011, in connection with the acquisition of CCPU, each outstanding, unvested option granted under the Sixth Amended and Restated 1998 Continuous Computing Corporation Stock Incentive Plan (as amended, the “CCPU Legacy Plan”) (each such option, a “CCPU Option”) was assumed by the Company and converted into an option to acquire Company common stock at the applicable exchange ratio. Although the CCPU Legacy Plan was suspended at such time and no further awards will be granted under the CCPU Legacy Plan, each outstanding CCPU Option continues to be governed by the terms and conditions of the CCPU Legacy Plan and the applicable award agreement, as modified by the Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, CCPU, Shareholder Representative Services, LLC and Radisys Holdings, Inc. (as amended, the “Merger Agreement”). The CCPU Legacy Plan was assumed by the Company without shareholder approval in reliance upon the exception provided under Nasdaq Listing Rule 5635(c)(3). As of December 31, 2017, 11,850 CCPU Options remain outstanding. The CCPU Options vest over a four year period from the original grant date and have an expiration date of 10 years from the original grant date. The CCPU Legacy Plan also provides that upon a Change in Control (as defined in the CCPU Legacy Plan), to the extent such options have not been assumed, substituted or replaced in accordance with the terms of the CCPU Legacy Plan, all unvested CCPU Options will become fully exercisable thirty (30) days before the effective date of such Change in Control, except that Contingent Assumed Options will not become exercisable until such options have been released in accordance with Section 6.11 of the Merger Agreement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

The Company has established procedures regarding approval of transactions between the Company and any employee, officer, director and other related persons, including those required to be reported under Item 404 of Regulation S-K. Under the Company's Code of Conduct and Ethics, directors, officers and employees are required to evaluate their relationships, circumstances and actions, such as having a direct or indirect business connection with our customers, suppliers or competitors or being involved in a close personal relationship with an employee of a business partner of the Company, and to report any potential conflict of interest situation to a manager or other appropriate person or authority. When such conflict of interest or related party transaction constitutes a transaction required to be disclosed under Item 404 of Regulation S-K, our Audit Committee Charter provides that such transaction must be approved by the Audit Committee prior to initiation of any such transaction. Each member of the Audit Committee uses his or her business judgment in light of the facts and circumstances available in determining whether to vote to approve or disapprove such related party transaction.

Related Party Transactions

Premiere Communications Inc. has been a customer since 2007. In December 2015, Hubert de Pesquidoux, one of our directors, was appointed the Executive Chairman of Premiere Communications, which is a non-officer position, and acquired an immaterial indirect equity interest in its parent company. In 2015 through 2017, we continued ordinary course commercial dealings with Premiere Communications. We expect to continue our commercial relationship with Premiere Communications on similar terms and volumes during fiscal year 2018. The Board considered the relationship and concluded that Mr. de Pesquidoux was an independent director during his time as a member of our Board of Directors. Mr. de Pesquidoux resigned from our Board on February 24, 2018.

Mavenir Systems, Inc. and its predecessor company, Mitel Mobility, have been a customer since April 2015. In February 2017, Ronald de Lange, one of our previous directors, was named a director of Mavenir Systems, and Hubert de Pesquidoux was named Executive Chairman of Mavenir Systems, which is a non-officer position, and acquired an immaterial indirect equity interest in its parent company.  We expect to continue our commercial relationship with Mavenir Systems on similar terms and volumes during fiscal year 2018. The Board considered the relationship and concluded that Mr. de Pesquidoux and Mr. de Lange were independent directors during their time as members of our Board of Directors. Mr. de Lange resigned from our Board on February 23, 2018, and Mr. de Pesquidoux resigned on February 24, 2018.

Director Independence

Our Board of Directors has affirmatively determined that each of Stephen L. Domenik, Michael G. Hluchyj and M. Niel Ransom are "independent directors" as defined by the SEC rules and within the meaning of the Nasdaq Listing Rule 5605(a)(2) and, therefore, a majority of our Board of Directors is currently independent as so defined.

Item 14.     Principal Accounting Fees and Services

Fee Category	Fiscal 2016	Fiscal 2017
Audit Fees	$916,621	$915,000
Audit-Related Fees	$11,925	$0
Tax Fees	$66,034	$65,508
All Other Fees	$1,780	$1,780
Total Fees	$996,360	$982,288

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

Audit-Related Fees. This category includes assurance and related services that include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

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

All Other Fees. This category consists of KPMG's Accounting Research Online tool.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

 The Audit Committee pre-approved all of the services described above that were provided during 2016 and 2017 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act of 2002. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal auditor's independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be presented to the Audit Committee in writing prior to the commencement of such services. The proposal must include a description and purpose of the services, estimated fees and other terms of the engagement. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant pre-approvals. Any pre-approvals made by the Chairman pursuant to this delegation shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approvals.

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

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Previously filed or furnished, as applicable, with the Company's Annual Report on Form 10-K filed on February 28, 2018.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION
Date: April 26, 2018	By:	/s/ Brian Bronson
Brian Bronson
Chief Executive Officer and Director