Form 10-Q
period 2018-03-31
RADISYS CORP
filed 2018-05-04
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of May 1, 2018: 39,430,859

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Product	$17,642	$28,699
Service	8,548	8,911
Total revenue	26,190	37,610
Cost of sales:
Product	12,308	22,175
Service	4,987	5,286
Amortization of purchased technology	1,927	1,927
Total cost of sales	19,222	29,388
Gross margin	6,968	8,222
Research and development	3,686	6,480
Selling, general and administrative	7,334	9,382
Intangible asset amortization	198	1,260
Restructuring and other charges, net	1,571	235
Loss from operations	(5,821)	(9,135)
Change in fair value of Warrant liability	1,852	—
Interest expense	(1,430)	(272)
Other expense, net	(181)	(297)
Loss before income tax expense	(5,580)	(9,704)
Income tax expense	865	304
Net loss	$(6,445)	$(10,008)
Net loss per share:
Basic	$(0.16)	$(0.26)
Diluted	$(0.16)	$(0.26)
Weighted average shares outstanding:
Basic	39,355	38,715
Diluted	39,355	38,715

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(6,445)	$(10,008)
Other comprehensive income:
Translation adjustments gain	159	664
Net adjustment for fair value of hedge derivatives, net of tax	(332)	502
Other comprehensive income (loss)	(173)	1,166
Comprehensive loss	$(6,618)	$(8,842)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,402	$8,124
Restricted cash	4,000	—
Accounts receivable, net	29,590	32,820
Other receivables	2,629	3,421
Inventories, net	4,599	4,265
Other current assets	2,181	3,186
Total current assets	50,401	51,816
Property and equipment, net	4,131	4,728
Intangible assets, net	4,737	6,862
Long-term deferred tax assets, net	708	787
Other assets	1,664	1,836
Total assets	$61,641	$66,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,916	$18,297
Accrued wages and bonuses	2,728	3,711
Deferred revenue	6,318	4,200
Line of credit	8,547	16,000
Short term debt obligations	6,000	—
Warrant liability	2,006	—
Other accrued liabilities	8,477	10,405
Total current liabilities	47,992	52,613
Long-term liabilities:
Long term debt obligations, net	6,364	—
Other long-term liabilities	6,942	6,866
Total long-term liabilities	13,306	6,866
Total liabilities	61,298	59,479
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 39,425 and 39,280 shares issued and outstanding at March 31, 2018 and December 31, 2017	342,630	342,219
Accumulated deficit	(342,627)	(336,182)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	849	690
Unrealized loss on hedge instruments	(509)	(177)
Total accumulated other comprehensive income (loss)	340	513
Total shareholders’ equity	343	6,550
Total liabilities and shareholders’ equity	$61,641	$66,029

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,445)	$(10,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,816	4,358
Amortization of debt discount and issuance costs	888	—
Inventory valuation allowance and adverse purchase commitment charges (benefits)	(332)	702
Deferred income taxes	306	195
Stock-based compensation expense	344	1,154
Change in fair value of Warrant liability	(1,852)	—
Other	96	(185)
Changes in operating assets and liabilities:
Accounts receivable	3,226	(11,547)
Other receivables	804	741
Inventories, net	(994)	8,681
Accounts payable	(4,683)	(7,038)
Accrued restructuring	(1,251)	(1,124)
Accrued wages and bonuses	(955)	(2,368)
Deferred revenue	1,845	1,578
Other	1,959	350
Net cash used in operating activities	(4,228)	(14,511)
Cash flows from investing activities:
Capital expenditures	(269)	(1,803)
Net cash used in investing activities	(269)	(1,803)
Cash flows from financing activities:
Borrowings on line of credit	38,168	37,000
Payments on line of credit	(45,621)	(22,000)
Proceeds from borrowings on senior notes	17,000	—
Payments for debt issuance costs	(1,861)	—
Net settlement of restricted shares	(7)	(192)
Other financing activities	74	108
Net cash provided by financing activities	7,753	14,916
Effect of exchange rate changes on cash	22	336
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,278	(1,062)
Cash and cash equivalents, beginning of period	8,124	33,087
Restricted cash and cash equivalents, beginning of period	—	—
Cash, cash equivalents, and restricted cash, beginning of period	8,124	33,087
Cash and cash equivalents, end of period	7,402	32,025
Restricted cash and cash equivalents, end of period	4,000	—
Cash, cash equivalents, and restricted cash, end of period	$11,402	$32,025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$175	$247
Income taxes	$608	$286
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2017 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Product and Service Revenue

The Company sells its products and services into two primary end markets: telecommunications infrastructure and medical imaging. Sales into the telecommunications infrastructure market spans both of the Company’s operating segments while sales of products into the medical imaging market are associated predominantly with one customer in the Company’s Hardware-Solutions segment. The Company sells its products and services directly to service providers, through channel partners where its products are part of a larger integrated solution, and directly to original equipment and design manufacturers.

Product revenue includes the sale of software, integrated systems, stand-alone hardware and post-sale royalties tied to end-user product deployments. The Company’s products are sold both on a stand-alone basis and bundled with certain other products and services from time to time. Software and hardware products are generally sold for a one-time fee with incremental sales of related products to the same customer tied to expansion needs.

Service revenue is predominantly comprised of professional services and maintenance and support services. Professional services are generally associated with the development and implementation of customer-specific feature requirements on the Company’s products. Maintenance and support services are associated with post-sale product updates, upgrades and enhancements as well as general technical support. The Company’s customers generally enter into annual or semi-annual agreements for maintenance and support services.

Refer to Note 12 - Segment Information for further information, including revenue by geography and product type.

Multiple Performance Obligations

The Company's contracts with customers often include commitments to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct and accounted for together with other performance obligations.

In instances where the software elements included within hardware for various products are considered to be functioning together with non-software elements to provide the tangible product's essential functionality, these arrangements are accounted for as a single distinct performance obligation.

Judgment is required to determine the stand-alone selling price (SSP) for each distinct performance obligation. When available, Radisys uses observable inputs to determine SSP. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP based on a cost plus model as market or other observable inputs are seldom present based on the proprietary nature of our products.

The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer or level of service provided in determining the SSP.

Revenue Recognition

Revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that may include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for any taxes collected from customers, which are subsequently remitted to governmental authorities.

Hardware

Hardware revenue is recognized when the Company transfers control to the customer, typically at the time the product is shipped to the customer. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

Software licenses and royalties

The Company recognizes software license revenue at the time of delivery. The Company defers revenue on arrangements, including specified software upgrades, until the specified upgrade has been delivered. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the Company is able to estimate the revenue that has been earned in the current period.

Maintenance and support services

Maintenance and support services revenue is recognized as earned on the straight-line basis over the term of the contract.

Professional and other services

Professional services revenue is recognized as services are provided. Other services revenues include hardware repair services and custom software implementation projects, with these services recognized upon delivery to customers.

Revenue from distributors

Revenue associated with distributors is recognized upon shipment. Based on historical activity and contractual rights estimated effects of returns and allowances provided to distributors are considered insignificant. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

Deferred revenue

Deferred revenue represents amounts received or billed for the following types of transactions:

•Undelivered elements of an arrangement: the Company defers hardware and software arrangements in the event the element is not delivered. For products that are determined not to be distinct in nature, revenue is deferred until all elements that make up the distinct product are delivered.

•Maintenance and support services: the Company has a number of maintenance support agreements with customers for hardware and software maintenance. Generally, these services are billed in advance and recognized over the term of the agreement.

Cost of sales associated with deferred revenue is also deferred. These deferred costs are recognized when the associated revenue is recognized.

Assets Recognized from Costs to Obtain a Contract with a Customer

We apply the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would be one year or less. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities. Costs incurred to obtain a contract in excess of one year are insignificant.

Backlog

Backlog as of March 31, 2018 was $32.3 million. Backlog is defined as purchase orders the Company has received and expects to fulfill over the next 12 months.

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

Shipping Costs

Radisys does not consider shipping and handling to be a separate performance obligation but as activities to fulfill the entity’s promise to transfer the good. In instances where revenue is recognized prior to incurring shipping costs, Radisys will accrue for those costs in the period revenue is recognized.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, web, and print advertising, along with trade show costs and product demos and brochures.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As part of the debt financing completed on January 3, 2018, the Company is required to maintain a restricted cash balance of $4.0 million through June 30, 2018 and $6.0 million on and after July 1, 2018, which will secure both the obligations under the Notes and the ABL Facility.

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

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value, net of an inventory valuation allowance. The Company uses a standard cost methodology to determine the cost basis for its inventories. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The Company's inventory valuation allowances establish a new cost basis for inventory.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. The Company did not identify a triggering event during the three months ended March 31, 2018 to suggest an impairment has occurred.

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

Derivative Liability

In connection with the issuance of the Notes, on January 3, 2018, the Company issued to an affiliate of Hale Capital and another purchaser Warrants to purchase up to 6,006,667 shares of common stock at an exercise price equal to $1.00 per share (the “Warrants”).

The Warrants contain a cash settlement feature contingent upon the occurrence of certain events defined in the Warrants. As a result of this cash settlement feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was recorded in the Company’s condensed consolidated balance sheets as a liability.

The Warrant liability was recorded in the Company's condensed consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations.

The Company estimates the fair value of this liability using a Monte Carlo pricing model that is based on the individual characteristics of the Warrants on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the Warrant liability are the Company’s stock price and expected future volatility in the Company's stock price. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the Warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the Warrant liability.

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

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Comprehensive Loss

The Company reports accumulated other comprehensive loss in its condensed consolidated balance sheets. Comprehensive loss includes net loss, translation adjustments and unrealized gains (losses) on hedging instruments net of their tax effect. The cumulative translation adjustments consist of unrealized gains (losses) for foreign currency translation.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date, based on the fair value of the award, and recognizes expense on a straight-line basis over the employee's requisite service period. For performance-based restricted stock unit awards ("PRSUs"), the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved and vested. The number of shares that ultimately vest depends on the achievement of certain performance criteria over the measurement period. For non-market performance-based restricted stock, quarterly, we reevaluate the period during which the performance objective will be met and the number of shares expected to vest. The amount of quarterly expense recorded each period is based on our estimate of the number of awards that will ultimately vest.

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

Net loss per share

Basic loss per share amounts are computed based on the weighted average number of common shares outstanding. Diluted net loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options, Warrants granted under Note Purchase Agreement, and the incremental shares associated with the assumed vesting of restricted stock.

Derivatives

The Company hedges exposure to changes in exchange rates from the U.S. Dollar to the Indian Rupee. These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other accrued liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive loss until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in accumulated other comprehensive income (loss) until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily cost of sales, research and development and selling, general and administrative. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

Foreign currency translation

Assets and liabilities of international operations using a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates. Income and expense accounts are translated into U.S. dollars at the average daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other expense, net, in the condensed consolidated statements of operations.

Adoption of New Accounting Policies

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”),  which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and a retrospective transition method is required. The Company adopted this guidance in the first quarter of 2018 using the retrospective approach. The Company has not historically had restricted cash resulting in no impact to previously reported periods. This new guidance did not impact the Company’s financial results, but did result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows.

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," that has superseded all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company recognizes revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017.

The new guidance, which includes several amendments, replaces most of the prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The Company adopted the new guidance as of January 1, 2018 using the modified retrospective method, as applied to all contracts. As a result, the Company has changed its accounting policy for revenue recognition.

Aspects of the new standard that have impacted the Company include a change in the timing of certain usage-based royalties. Historically revenue was not recognized until fixed and determinable; however, the new ASU requires the Company to estimate using either the probability weighted expected amount or the most likely amount and estimate the transaction price to recognize when or as control is transferred to the customer. Additionally, for certain professional services with no VSOE under ASC 605, certain licenses were deferred and recognized with the associated software. Such contracts represent a small subset of the Company's total portfolio.  Refer to the Company's policy over revenue recognition above for further detail.

Due to the immaterial nature from the impact on the timing of revenue recognition based on the cumulative effect of adopting this guidance, an adjustment to the balance of retained earnings as of January 1, 2018 was not required. The comparative information for the three months ended March 31, 2017, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period.

Recent Accounting Pronouncements

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

The following tables summarize the fair value measurements as of March 31, 2018 and December 31, 2017 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2018
Assets:	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$133	—	$133	—
Liabilities:
Derivative Warrant Liability	$2,006	—	—	2,006

	Fair Value Measurements as of December 31, 2017
Assets:	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$508	—	$508	—

Foreign currency forward contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates; therefore, they are classified within Level 2 of the valuation hierarchy.

In connection with the issuance of the Notes, on January 3, 2018, the Company issued to an affiliate of Hale Capital and another purchaser Warrants to purchase up to 6,006,667 shares of common stock at an exercise price equal to $1.00 per share (the “Warrants”). The exercise price of the Warrants and the number of shares of common stock to be purchased upon exercise of the Warrants is subject to adjustment upon certain events, including certain price-based anti-dilution adjustments in the event of future issuances of equity securities. The term of the Warrants is seven years from January 3, 2018. The Warrants contain a cash settlement feature contingent upon the occurrence of certain events defined in the Warrants. As a result of this cash settlement feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was recorded in the Company’s condensed consolidated balance sheets as a liability.

The Warrant liability was recorded in the Company's condensed consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations. During the three months ended March 31, 2018, the Company recorded a non-cash gain from the change in fair value of the Warrant liability of $1.9 million. The decrease in fair value during the three months ended March 31, 2018, was primarily driven by a decrease in the Company’s stock price.

The Company estimates the fair value of this liability using a Monte Carlo pricing model that is based on the individual characteristics of the Warrants on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument. In performing the fair-value analysis for the Warrant liability the Company engages the support of a third party valuation consultant.

Since the Warrant liability is recorded at fair value and is remeasured on each balance sheet date, if the Company’s stock price experiences an increase or decline, it could increase or decrease the Warrant liability with the change recorded as a corresponding income or expense. Any such change could have a material impact on the Company’s results of operations. The Company classified the Warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a rollforward of the fair value of the Level 3 instrument (in thousands):

Balance at January 3, 2018 (inception)	$3,858
Change in fair value	(1,852)
Balance at March 31, 2018	$2,006

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, gross	$29,744	$32,970
Less: allowance for doubtful accounts	(154)	(150)
Accounts receivable, net	$29,590	$32,820

As of March 31, 2018 and December 31, 2017, the balance in other receivables was $2.6 million and $3.4 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partners or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$24,037	$23,269
Finished goods	3,766	4,012
	27,803	27,281
Less: inventory valuation allowance	(23,204)	(23,016)
Inventories, net	$4,599	$4,265

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. All of the Company's consigned inventory was held by its contract manufacturing partner as of March 31, 2018 and December 31, 2017. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 7 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Inventory, net	$661	$501
Adverse purchase commitments(A)	(993)	201
Net charges	$(332)	$702

(A)
When the Company takes possession of inventory reserved for under the adverse purchase liability (Note 7 — Commitments and Contingencies), the associated liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance.

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Employee-related restructuring expenses	$864	$42
Integration-related, legal and other non-recurring expenses	517	193
Facility reductions	190	—
Restructuring and other charges, net	$1,571	$235

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

For the three months ended March 31, 2018, the Company recorded the following restructuring charges:

•
$0.9 million severance expense relating to employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy. Severance expense includes 14 employees notified in the period as well as $0.5 million of expense amortization for employees who were notified in a previous period and whose respective severance term spans greater than one quarter, and an additional $0.2 million of severance expense remains to be amortized over the next two quarters;

•	$0.5 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring legal costs; and

•	$0.2 million in facility reductions in the United States.

For the three months ended March 31, 2017, the Company recorded the following restructuring charges:

•	$0.1 million net expense relating to the severance for 2 employees in connection with a reduction to our hardware engineering presence in Shenzhen; and

•	$0.2 million in non-recurring legal expenses associated with closing a strategic agreement with a MediaEngine channel partner.

Accrued restructuring, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2017	$2,774	$—	$2,774
Additions	872	190	1,062
Reversals	(5)	—	(5)
Expenditures and payments	(2,297)	(10)	(2,307)
Balance accrued as of March 31, 2018	$1,344	$180	$1,524

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Debt and Credit Agreements

Silicon Valley Bank Credit Agreement
On January 3, 2018, concurrently with the Company’s entry into the Note Purchase Agreement and the ABL Credit Agreement described below, the Company repaid in full and terminated the Credit Agreement, dated September 19, 2016, between the Company, as borrower, Silicon Valley Bank, as administrative agent, and the other lenders party thereto, which provided for a three-year revolving credit facility with a $30.0 million revolving loan commitment. As part of the termination of the Silicon Valley Bank Credit Agreement the Company expensed $0.2 million of unamortized debt issuance costs in the period ended March 31, 2018.
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

The ABL Facility is guaranteed on a senior secured basis by the Guarantors (as defined below). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) are secured by first-priority liens on the Collateral (as defined below). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) have first-priority in the waterfall set forth in the Intercreditor Agreement (as defined below) in respect of the liens on the Collateral constituting, among other things, accounts receivable, inventory and cash of the Borrower and the Guarantors (collectively, the “ABL Priority Collateral”). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL facility (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the Term Priority Collateral (as defined below). As described below, the Company must also maintain minimum cash balances in a restricted deposit account of $4.0 million through June 30, 2018 and $6.0 million on and after July 1, 2018, which will secure both the obligations under the Notes and the ABL Facility.
The Company paid approximately $0.3 million in debt issuance fees which will be capitalized and expensed on a straight-line basis as interest expense over the term of the ABL Credit Agreement.
As of March 31, 2018, the Company had an outstanding balance of $8.5 million under the ABL Credit Agreement. As of December 31, 2017, the Company had an outstanding balance of $16.0 million under the Silicon Valley Bank Credit Agreement. At March 31, 2018, the Company had $3.6 million of total borrowing availability remaining under the ABL Credit Agreement. At March 31, 2018, the Company was in compliance with all covenants under the ABL Credit Agreement.

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
The Notes bear interest at a rate equal to the greater of 4.50% or the prime rate plus 5.75% (currently 10.50% per year), payable monthly in arrears. For any interest payment date occurring on or prior to August 31, 2018, the monthly interest payment will be paid in the form of additional Notes (unless an event of default has occurred and is continuing, in which case all interest shall be paid in cash). Thereafter, the interest will be payable monthly in cash in arrears. Interest on the Notes will be computed on the basis of a 360-day year comprising twelve 30-day months. During the continuance of a default or event of default, the Notes will bear interest at a rate 5.00% above the otherwise applicable interest rate.
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
The Notes are guaranteed on a senior secured basis by the Company’s U.S. subsidiary, Radisys International LLC (“Radisys International”). Each of its future material domestic subsidiaries will also be required to guarantee the Notes on a senior secured basis (collectively with Radisys International, the “Guarantors”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) are secured by substantially all of the Company’s and the Guarantors’ tangible and intangible assets, subject to specified exceptions (the “Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have first-priority in the waterfall set forth in an intercreditor agreement entered into in connection with the Notes and the ABL Facility (the “Intercreditor Agreement”) in respect of the liens on the Collateral other than the ABL Priority Collateral (the “Term Priority Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the ABL Priority Collateral. The Company must also maintain at least $4.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital through June 30, 2018 and at least$6.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital on and after July 1, 2018. The amount in the restricted account will secure both the obligations under the Notes and the ABL Facility.
The Company incurred approximately $2.0 million in debt issuance fees which will be shown as a direct deduction from the Notes payable balance. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Note Purchase Agreement. At March 31, 2018, the Company was in compliance with all covenants under the Note Purchase Agreement.
The components of the Company’s Note Purchase Agreement for the three months ended March 31, 2018 are as follows:

	December 31, 2017	Additions/Borrowings	Repayment /Amortization	March 31, 2018
	(In thousands)
Notes	$—	$17,000	$—	$17,000
Add: Interest converted to Notes	—	440	—	440
Less: Deferred issuance costs	—	(1,890)	228	(1,662)
Less: Issuance costs associated with Warrants	—	(3,858)	444	(3,414)
Total Debt, net of deferred issuance costs	—	11,692	672	12,364
Short term debt obligations	—			6,000
Long term debt obligations, net	$—			$6,364
The carrying value of the Notes and credit facility approximates fair value due to the recent execution of the agreements and variability of the interest rates being tied to indexes.

Warrants
In connection with the issuance of the Notes, on January 3, 2018, the Company issued to an affiliate of Hale Capital and another purchaser warrants to purchase up to 6,006,667 shares of common stock at an exercise price equal to $1.00 per share on January 3, 2018 (the “Warrants”). The exercise price of the Warrants and the number of shares of common stock to be purchased upon exercise of the Warrants is subject to adjustment upon certain events, including certain price-based anti-dilution adjustments in the event of future issuances of equity securities. The term of the Warrants is seven years from January 3, 2018. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the issuance of the Warrants. On March 30, 2018, the Company filed a Registration Statement on Form S-3 to register the shares of common stock underlying the Warrants for resale under the Securities Act. The Registration Statement became effective on April 30, 2018.

The Warrants contain a cash settlement feature contingent upon the occurrence of certain events, defined in the Warrants. As a result of this cash settlement feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of the issuance was recorded in the Company's condensed consolidated balance sheets as a liability and is revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying condensed consolidated balance sheets and was $2.4 million and $3.3 million as of March 31, 2018 and December 31, 2017.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2018.

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

The following is a summary of the change in the Company's accrued warranty reserve (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Warranty liability balance, beginning of the period	$1,124	$1,821
Product warranty accruals (reversals)	(58)	223
Utilization of accrual	(158)	(315)
Warranty liability balance, end of the period	$908	$1,729

At March 31, 2018 and December 31, 2017, $0.7 million and $0.9 million of the warranty liability balance was included in other accrued liabilities and $0.2 million and $0.2 million was included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Liquidity Outlook

Over the past several quarters, the Company has experienced significant operating losses and more recently consumed significant cash from operations resulting from a material decline in its DCEngine product line. Given the uncertainty of future business from the DCEngine product line, the Company began taking action in the fourth quarter of 2017 to significantly reduce its overhead and operating expenses moving forward aimed at enabling the Company to return to profitability and free cash flow generation. These actions also included closing the new financing arrangements disclosed in Note 6- Debt and Credit Agreements, which positioned the Company to implement its expense reduction actions and settle committed inventory purchases through the first half of 2018.

A return to profitability and free cash flow generation is based on certain assumptions and projections, including growth from the Company’s Software-Systems business. If the Company is unable to attain certain levels of revenue growth, or meet its cost reduction targets, the Company may become out of compliance with covenants associated with the new financing arrangements which may have a material adverse effect on the Company’s liquidity.

At March 31, 2018, the Company's cash and cash equivalents including restricted cash amounted to $11.4 million.  The Company believes its current cash and cash equivalents, cash expected to be generated from operations, available borrowings under ABL Credit Agreement and availability, if required, under the Company’s $100.0 million unallocated shelf registration statement will satisfy the Company’s short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with the Company’s present business operations. If the Company is unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from the Company’s Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact the Company’s operating plans, without an amendment or waiver, the Company’s liquidity outlook could be materially and adversely affected. The Company continues to pursue a number of actions to improve its cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and the Company is considering all available strategic alternatives and financing possibilities, including, without limitation, the issuance of additional equity, the incurrence of additional secured indebtedness and the exchange or refinancing of existing obligations.

Note 8 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator
Net loss	$(6,445)	$(10,008)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	39,355	38,715
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	39,355	38,715
Effect of dilutive restricted stock units (A)	—	—
Effect of dilutive stock options (A)	—	—
Weighted average shares used to calculate net loss per share, diluted	39,355	38,715
Net loss per share
Basic	$(0.16)	$(0.26)
Diluted	$(0.16)	$(0.26)

(A)	For the three months ended March 31, 2018 and 2017, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options	5,411	3,827
Restricted stock units	306	541
Performance-based restricted stock units (B)	335	1,049
Warrants	6,067	—
Total equity award shares excluded	12,119	5,417

(B)	Performance-based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 9 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2018 differs from the statutory rate due to a full valuation allowance provided against its United States net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at March 31, 2018. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $0.7 million and $0.8 million at March 31, 2018 and December 31, 2017. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.7 million at March 31, 2018. The related interest and penalties were $1.1 million and $0.2 million. The uncertain tax positions, including interest and penalties, that are reasonably possible to decrease in the next twelve months are approximately $0.2 million.

The Company is currently under tax examination in India. The periods under examination in India are the Company's financial years 2005, 2006, 2008 and 2011. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2018.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially affect the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the 2017 Tax Act will be completed later in 2018.

Note 10 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 Stock Plan (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options	2,775	—
Restricted stock units	—	467
Performance-based restricted stock awards (A)	—	670
Total	2,775	1,137

(A)
On March 10, 2017, the Compensation Committee approved grants of performance-based restricted stock units ("PRSUs") to certain employees. The awards will vest only on satisfaction of certain performance criteria during two separate annual performance periods and a portion of the award earned will vest upon satisfaction of a time-based service component. 50% of the awards can be earned by meeting strategic revenue targets in fiscal year 2017 and 50% can be earned by meeting strategic revenue targets in fiscal year 2018. One-half of any PRSUs earned during each performance period will vest upon meeting the performance criteria, and the remaining half will be subject to a further time-based service component and will vest one year after meeting the targets. By meeting the relevant performance criteria set forth in the award agreement, employees can earn 0%, 75%, 100% or 125% of the award during each performance period.  If an employee earns less than 100% of the award for the 2017 performance period, the employee is eligible to earn the remaining portion of the award in fiscal year 2018 if cumulative 2017 and 2018 strategic revenue targets are met in the two year period.  Shares are presented based on attainment of 0% of the performance goals being met. At attainment of 125%, the amount of shares eligible to be earned is 418,334.

For the period ended September 30, 2017, management assessed it was no longer probable that the 2017 PRSU award would be achieved. No expense associated with these awards was recognized in the three months ended March 31, 2018.

The awards associated with strategic revenue targets in 2016 were earned and settled in shares in the three month period ended March 31, 2017.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of sales	$30	$97
Research and development	61	230
Selling, general and administrative	253	827
Total	$344	$1,154

Note 11 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of March 31, 2018 and December 31, 2017, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2018 and 2017, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2018 the Company did not enter into any new foreign currency forward contracts. During the three months ended March 31, 2017 the Company entered into 6 new foreign currency forward contracts, with total contractual values of $3.6 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2018 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheets Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$9,073	Other current assets	$133	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2017 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheets Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$13,018	Other current assets	$508	$—

The following table summarizes the effect of derivative instruments on the condensed consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of sales	$(57)	$10
Research and development	(80)	14
Selling, general and administrative	(27)	5
Total	$(164)	$29

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning balance of unrealized loss on forward exchange contracts	$(177)	$(527)
Other comprehensive income (loss) before reclassifications	(168)	473
Amounts reclassified from other comprehensive income (loss)	(164)	29
Other comprehensive income (loss)	(332)	502
Ending balance of unrealized loss on forward exchange contracts	$(509)	$(25)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.1 million currently recorded as accumulated other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 12 — Segment Information

The Company is made up of two operating segments: Software-Systems and Hardware Solutions. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•
Software-Systems. Software-Systems is comprised of three product lines: FlowEngine, MediaEngine and MobilityEngine, each of which delivers software-centric solutions to service providers on a direct and indirect basis.

•	Hardware Solutions. Hardware Solutions includes the Company's embedded product portfolio and DCEngine products lines.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and nine months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue
Software-Systems	$11,148	$10,149
Hardware Solutions	15,042	27,461
Total revenues	$26,190	$37,610

	Three Months Ended
	March 31,
	2018	2017
Gross margin
Software-Systems	$5,486	$5,465
Hardware Solutions	3,107	4,781
Corporate and other	(1,625)	(2,024)
Total gross margin	$6,968	$8,222

	Three Months Ended
	March 31,
	2018	2017
Income (loss) from operations
Software-Systems	$(3,121)	$(3,273)
Hardware Solutions	1,008	(1,286)
Corporate and other	(3,708)	(4,576)
Total loss from operations	$(5,821)	$(9,135)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify fixed assets by segment whose depreciation is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$8,621	$23,152
Other North America	152	19
Asia Pacific ("APAC")	5,202	5,419
Netherlands	7,704	5,223
Other EMEA	4,511	3,797
Europe, the Middle East and Africa (“EMEA”)	12,215	9,020
Foreign Countries	17,569	14,458
Total	$26,190	$37,610
Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2018	December 31, 2017
Property and equipment, net
United States	$2,699	$2,974
Other North America	19	33
China	74	163
India	1,339	1,558
Total APAC	1,413	1,721
Foreign Countries	1,432	1,754
Total property and equipment, net	$4,131	$4,728

Intangible assets, net
United States	$4,737	$6,862
Total intangible assets, net	$4,737	$6,862

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended
	March 31,
	2018	2017
Customer A	40.7%	15.0%
Customer C	12.5%	N/A
Customer D	N/A	41.2%

The following customers accounted for more than 10% of accounts receivable:
	March 31, 2018	December 31, 2017
Customer A	33.4%	19.1%
Customer B	21.5%	18.7%
Customer C	15.1%	14.5%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

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

•
Software-Systems products and services are targeted at delivering differentiated solutions for service providers to enable their deployment of next generation networks and technologies. This segment is comprised of technologies aimed at enabling service providers to more rapidly adopt new technologies while driving down the costs of their network infrastructure.

•
Hardware Solutions leverages our hardware design expertise, coupled with our manufacturing, supply chain, integration and service capabilities, to enable differentiation from our competition. While the Software-Systems business will be our core strategic focus moving forward, we continue to support existing customers that value the products we deliver within our Hardware Solutions segment.

First Quarter 2018 Summary

As disclosed in our 2017 annual report, changes to our strategy in late 2017 specifically tied to our hardware-centric DCEngine product line will lead to material year-on-year revenue declines through the first half of 2018. These strategy changes led us to drive material cost reductions in the business which were largely completed by the end of the first quarter of 2018. Moving forward we expect an increasing share of our revenue to be centered around our higher margin Software-Systems business given expected growth from both existing and new customers and combined with continued declines in our Hardware Solutions revenue.

The following is a summary-level comparison of the three months ended March 31, 2018 and 2017:

•
Revenues decreased $11.4 million to $26.2 million for the three months ended March 31, 2018 from $37.6 million for the three months ended March 31, 2017. Hardware Solutions revenue decreased $12.4 million, due to a decline in revenues from a tier-one U.S. service provider for their data storage center buildout. Software-Systems revenue increased modestly over the prior year driven by strong sales in support of end customer voice-over-LTE deployments.

•
Gross margin increased 480 basis points to 26.6% for the three months ended March 31, 2018 from 21.8% for the three months ended March 31, 2017. This was the result of improved product mix whereby Software-Systems revenue, with higher product margins, as compared to hardware systems has become a larger percentage of our overall revenue.

•
R&D expense decreased by $2.8 million to $3.7 million for the three months ended March 31, 2018 from $6.5 million in 2017 and was the result of reductions in headcount, stock compensation, and other product development expenses associated with our aforementioned cost-reduction initiatives.

•
SG&A expense decreased $2.0 million to $7.3 million for the three months ended March 31, 2018 from $9.4 million for the three months ended March 31, 2017. This was the result of reduction in headcount, stock compensation, and other expenses associated with our aforementioned cost-reduction initiatives.

•
Cash and cash equivalents including restricted cash on March 31, 2018 increased $3.3 million to $11.4 million from $8.1 million at December 31, 2017. The increase was the result of $15.5 million net receipt of cash from the issuance of senior notes offset by $7.5 million net pay-down on our line of credit, $4.2 million in cash consumption from operations and capital expenditures of $0.3 million.

Comparison of the Three Months Ended March 31, 2018 and 2017

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Product	67.4%	76.3%
Service	32.6	23.7
Total revenues	100.0	100.0
Cost of sales:
Product	47.0	59.0
Service	19.0	14.1
Amortization of purchased technology	7.4	5.1
Total cost of sales	73.4	78.2
Gross margin	26.6	21.8
Research and development	14.1	17.2
Selling, general, and administrative	28.0	24.9
Intangible asset amortization	0.8	3.4
Restructuring and other charges, net	6.0	0.6
Loss from operations	(22.3)	(24.3)
Change in fair value of Warrant liability	7.1	—
Interest expense	(5.5)	(0.7)
Other income (expense), net	(0.7)	(0.9)
Loss before income tax expense	(21.4)	(25.9)
Income tax expense	3.3	0.8
Net loss	(24.7)%	(26.7)%

Revenues

The following table sets forth operating segment revenues for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Revenue
Software-Systems	$11,148	$10,149	9.8%
Hardware Solutions	15,042	27,461	(45.2)
Total revenues	$26,190	$37,610	(30.4)%

Software-Systems. Revenues in our Software-Systems segment increased $1.0 million for the three months ended March 31, 2018 from the comparable period in 2017. This was driven by strong sales in support of end customer voice-over-LTE deployments.

Hardware Solutions. Revenues in our Hardware Solutions segment decreased $12.4 million for the three months ended March 31, 2018 from the comparable periods in 2017. This decrease is due to a decline in revenues from a tier-one U.S. service provider for their data storage center buildout.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
North America	$8,773	$23,171	(62.1)%
Asia Pacific	5,202	5,419	(4.0)
Europe, the Middle East and Africa ("EMEA")	12,215	9,020	35.4
Total	$26,190	$37,610	(30.4)%

	Three Months Ended
	March 31,
	2018	2017
North America	33.5%	61.6%
Asia Pacific	19.9	14.4
EMEA	46.6	24.0
Total	100.0%	100.0%

North America. Revenues from North America decreased $14.4 million for the three months ended March 31, 2018 from the comparable period in 2017 due to a decline in revenues from a tier-one U.S. service provider for their data storage center buildout.

Asia Pacific. Revenues from Asia Pacific decreased $0.2 million for the three months ended March 31, 2018 from the comparable period in 2017. This was the result of declines in revenue from a large telecommunication integrator offset by increased sales to a large Asian service provider in support of their voice-over-LTE network deployment.

EMEA. Revenues from EMEA increased $3.2 million for the three months ended March 31, 2018 from the comparable period in 2017. This resulted from the timing of shipments, including certain product transitions, to a top customer deploying our products in medical imaging and related markets.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Gross margin
Software-Systems	$5,486	$5,465	0.4%
Hardware Solutions	3,107	4,781	(35.0)
Corporate and other	(1,625)	(2,024)	(19.7)
Total gross margin	$6,968	$8,222	(15.3)%

	Three Months Ended
	March 31,
	2018	2017	Change
Gross margin
Software-Systems	49.2%	53.8%	(8.6)%
Hardware Solutions	20.7	17.4	19.0
Corporate and other	—	—	—
Total gross margin	26.6%	21.9%	21.5%

Software-Systems. Gross margin decreased 460 basis points to 49.2% for the three months ended March 31, 2018 from 53.8% in the comparable period in 2017. This was the result of the timing of professional services program revenue with a tier-one customer which is expected to resume in the second quarter of 2018.

Hardware Solutions. Gross margin increased 330 basis points to 20.7% for the three months ended March 31, 2018 from 17.4% in the comparable period in 2017. This was due to a decline in sales of lower margin products to a tier-one U.S. service provider due to the customer discontinuing near-term plans to build out their data storage center.

Corporate and other. Gross margin increased $0.4 million for the three months ended March 31, 2018 from the comparable period in 2017 as a result of consumption of excess of obsolete inventory for the three months ended March 31, 2018. Items in Corporate and other cost of sales include intangible asset amortization, stock compensation, and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Research and development	$3,686	$6,480	(43.1)%
Selling, general and administrative	7,334	9,382	(21.8)
Intangible asset amortization	198	1,260	(84.3)
Restructuring and other charges, net	1,571	235	568.5
Total	$12,789	$17,357	(26.3)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $2.8 million for the three months ended March 31, 2018 from the comparable period in 2017. The decrease for the three months ended March 31, 2018 was the result of a decrease in headcount, stock compensation, and other employee related expenses. Headcount decreased to 165 at March 31, 2018 from 308 at March 31, 2017.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $2.0 million for the three months ended March 31, 2018 from the comparable period in 2017. The decrease in the three months ended March 31, 2018 was primarily due to a decrease in headcount, stock compensation, and other employee related expenses. Headcount decreased to 114 at March 31, 2018 from 145 at March 31, 2017.

Intangible Asset Amortization

Intangible asset amortization for the three months ended March 31, 2018 decreased $1.1 million from the comparable period in 2017 due to several assets reaching the end of their useful lives. During the quarter ended March 31, 2018, we analyzed our long-lived assets for impairment and concluded that there was none.

Restructuring and Other Charges, Net

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

Restructuring and other charges, net increased $1.3 million to $1.6 million for the three months ended March 31, 2018 from $0.2 million in the comparable period in 2017.

Restructuring and other charges, net for the three months ended March 31, 2018 include the following:

•
$0.9 million severance expense relating to employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy. Severance expense includes 14 employees notified in the period as well as $0.5 million of expense amortization for employees who were notified in a previous period and whose respective severance term spans greater than one quarter, and an additional $0.2 million of severance expense remains to be amortized over the next two quarters;

•	$0.5 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring legal costs; and

•	$0.2 million in facility reductions in the United States.

Restructuring and other charges, net for the three months ended March 31, 2017 include the following:

•	$0.1 million net expense relating to the severance for 2 employees in connection with a reduction to our hardware engineering presence in Shenzhen; and

•	$0.2 million in non-recurring legal expenses associated with closing a strategic agreement with a MediaEngine channel partner.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Cost of sales	$30	$97	(69.1)%
Research and development	61	230	(73.5)
Selling, general and administrative	253	827	(69.4)
Total	$344	$1,154	(70.2)%

Stock-based compensation expense decreased by $0.8 million for the three months ended March 31, 2018 from the comparable period in 2017 primarily the result of PRSU expense for executives declining $0.7 million for the three months ended March 31, 2018 from the comparable period in 2017. In the three months ended March 31, 2018, no stock compensation expense was recognized for the PRSUs described in Note 10- Stock-based Compensation.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Income (loss) from operations
Software-Systems	$(3,121)	$(3,273)	(4.6)%
Hardware Solutions	1,008	(1,286)	(178.4)
Corporate and other	(3,708)	(4,576)	(19.0)
Total income (loss) from operations	$(5,821)	$(9,135)	(36.3)%

Software-Systems. Income (loss) from operations improved by $0.2 million to a loss of $3.1 million for the three months ended March 31, 2018 from the comparable period in 2017. This was the result of previously described declines in operating expenses in both R&D and SG&A primarily driven by a reduction in headcount.

Hardware Solutions. Income (loss) from operations improved by $2.3 million to income of $1.0 million for the three months ended March 31, 2018 from the comparable period in 2017. This was the result of previously described declines in operating expenses in both R&D and SG&A primarily driven by a reduction in headcount offset by reduced revenues from the comparable period in 2017.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations improved as increased charges for restructuring activities were offset by lower stock compensation expense and a reduction in amortizable intangible assets.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Change in fair value of Warrant liability	$1,852	$—	—%
Interest expense	(1,430)	(272)	425.7%
Interest income	10	45	—%
Other income (expense), net	(191)	(342)	(44.2)
Total	$241	$(569)	(142.4)%

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2018, we recorded a non-cash gain from the change in fair value of the Warrant liability of $1.9 million. The decrease in fair value was driven by a decline in our stock price.

Interest Expense

Interest expense includes interest incurred on our Note Purchase Agreement, revolving line of credit, and associated debt issuance cost and Warrant amortization. The increase in interest expense for the three months ended March 31, 2018 from the comparable period in 2017 was the result of the Note Purchase Agreement completed on January 3, 2018 and associated interest charges. Cash paid for interest for the three months ended March 31, 2018 was $0.2 million. Non-cash interest expense for the three months ended March 31, 2018 was $1.2 million comprised of accrued interest, associated debt issuance cost, and Warrant amortization.

Other Expense

For the three months ended March 31, 2018, other expense improved $0.2 million from the comparable period in 2017. The increase was due to currency movements, primarily the Indian Rupee and Chinese Yuan, against the U.S. Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Income tax expense	$865	$304	184.5%

We recorded tax expense of $0.9 million for the three months ended March 31, 2018. Our effective tax rates for the three months ended March 31, 2018 and 2017 were (15.5%) and 3.1%, respectively. The effective tax rate fluctuation was due to a decrease of $4.1 million in net loss before income tax expense as well as the geographic mix of income amongst different jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents, including restricted cash	$11,402	$8,124	$32,025
Working capital	2,409	(797)	28,853
Accounts receivable, net	29,590	32,820	49,925
Inventories, net	4,599	4,265	10,845
Accounts payable	13,916	18,297	13,674
Line of credit	8,547	16,000	40,000
Short term debt obligations	6,000	—	—

Cash Flows

As of March 31, 2018, the amount of cash held by our foreign subsidiaries was $1.3 million. We do not permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents including restricted cash increased by $3.3 million to $11.4 million as of March 31, 2018 from $8.1 million as of December 31, 2017. Activities impacting cash and cash equivalents including restricted cash were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net loss	(6,445)	$(10,008)
Non-cash adjustments	2,266	6,224
Changes in operating assets and liabilities	(49)	(10,727)
Cash used in operating activities	(4,228)	(14,511)
Cash used in investing activities	(269)	(1,803)
Cash provided by financing activities	7,753	14,916
Effects of exchange rate changes	22	336
Net increase (decrease) in cash and cash equivalents	$3,278	$(1,062)

Cash used in operating activities during the three months ended March 31, 2018 was $4.2 million. For the three months ended March 31, 2018, primary impacts to changes in our working capital consisted of the following:

•	Accounts payable decreased $4.7 million due to the timing of working capital;

•	Accounts receivable decreased $3.2 million due to a $6.1 million decrease in sales during the current quarter compared to the fourth quarter 2017, offset by shipments with extended payment terms;

•	Short and long-term deferred revenue increased $1.8 million due to the timing of annual customer service contracts coupled with an increasing customer install base;

Cash used in investing activities during the three months ended March 31, 2018 of $0.3 million was associated with ongoing capital expenditures.

Cash generated in financing activities during the three months ended March 31, 2018 was $7.8 million due to net cash receipt of $15.5 million from borrowings under the Notes Purchase Agreement offset by net repayments of $7.5 million on our line of credit. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

Note Purchase Agreement

On January 3, 2018, we entered into a Note Purchase Agreement with a principal amount of $17.0 million. At March 31, 2018, net cash receipt from borrowing on the agreement after issuance costs and excluding accrued interest was $15.5 million. At March 31, 2018, we were in compliance with all covenants under our Note Purchase Agreement. See Note 6 - Debt and Credit Agreements for additional information regarding our Note Purchase Agreement.
Line of Credit

Our primary source of liquidity, aside from our current working capital, is our ability to borrow under our revolving credit facility. As of March 31, 2018, we had an outstanding balance of $8.5 million under the ABL Credit Agreement. At December 31, 2017, we had an outstanding balance of $16.0 million under our previous revolving credit facility with Silicon Valley Bank, which we repaid in full and terminated concurrently with our entry into the Note Purchase Agreement and the ABL Credit Agreement on January 3, 2018. At March 31, 2018, we had $3.6 million of total borrowing availability under our revolving credit facility. At March 31, 2018, we were in compliance with all covenants under our revolving credit facility. See Note 6 - Debt and Credit Agreements for additional information regarding our revolving credit facilities.

Contractual Obligations

Our contractual obligations as of December 31, 2017 are summarized in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. For the three months ended March 31, 2018, there have been no material changes in our contractual obligations outside of the Note Purchase Agreement and changes to the line of credit discussed in Note 6 - Debt and Credit Agreements. As of March 31, 2018, we have agreements regarding foreign currency forward contracts with total contractual values of $9.1 million that mature through 2018.

In addition to the above, we have approximately $4.7 million in liabilities associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

Over the past several quarters, we have experienced significant operating losses and more recently consumed significant cash from operations resulting from a material decline in our DCEngine product line. Given the uncertainty of future business from the DCEngine product line, we began taking action in the fourth quarter of 2017 to significantly reduce its overhead and operating expenses moving forward aimed at enabling us to return to profitability and free cash flow generation. These actions also included closing the new financing arrangements disclosed in Note 6- Debt and Credit Agreements, which positioned us to implement our expense reduction actions and settle committed inventory purchases through the first half of 2018.

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

At March 31, 2018, our cash and cash equivalents including restricted cash amounted to $11.4 million.  We believe our current cash and cash equivalents, cash expected to be generated from operations, available borrowings under the ABL Credit Agreement and availability, if required, under our $100.0 million unallocated shelf registration statement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. If we are unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from our Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact our operating plans, without an amendment or waiver, our liquidity outlook could be materially and adversely affected. We continue to pursue a number of actions to improve our cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest and we are considering all available strategic alternatives and financing possibilities, including, without limitation, the issuance of additional equity, the incurrence of additional secured indebtedness, the exchange or refinancing of existing obligations, and inquiries regarding a possible sale of the Company. We currently have no agreements or commitments to engage in any specific strategic transactions, but we may enter into such a transaction at any time.

As previously reported, on March 12, 2018, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market (“Nasdaq”) providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). The notification has no immediate effect on the listing or trading of our common stock, which will continue to trade on The Nasdaq Global Select Market under the symbol “RSYS.” We will have a minimum of 180 calendar days, or until September 10, 2018, to regain compliance with the minimum bid price requirement, after which time we could potentially qualify for an additional 180-day grace period to comply. We intend to monitor the bid price for our common stock between now and September 10, 2018, and will consider available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement. However, there is no assurance that we will be eligible for an additional grace period or that our common stock will not be delisted.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including an event of default under our note purchase agreement with Hale Capital Partners and CIDM LendCo, LLC and a decreased ability to issue additional securities because of limited availability of market quotations, reduced liquidity, more stringent rules applicable to “penny stock,” a reduced level of trading and limited news and analyst coverage, as well as other negative consequences.

Adoption of New Accounting Policies

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”),  which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and a retrospective transition method is required. We adopted this guidance in the first quarter of 2018 using the retrospective approach. We have not historically had restricted cash resulting in no impact to previously reported periods. This new guidance did not impact our financial results, but did result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows.

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," that has superseded all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company recognizes revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued in August 2015, revised the effective date for this ASU to annual and interim periods beginning on or after December 15, 2017.

The new guidance, which includes several amendments, replaces most of the prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles. We adopted the new guidance as of January 1, 2018 using the modified retrospective method, as applied to all contracts. As a result,we have changed our accounting policy for revenue recognition.

Aspects of the new standard that have impacted us include a change in the timing of certain usage-based royalties. Historically revenue was not recognized until fixed and determinable; however, the new ASU requires us to estimate using either the probability weighted expected amount or the most likely amount and estimate the transaction price to recognize when or as control is transferred to the customer. Additionally, for certain professional services with no VSOE under ASC 605, certain licenses were deferred and recognized with the associated software. Such contracts represent a small subset of our total portfolio.

Due to the immaterial nature from the impact on the timing of revenue recognition based on the cumulative effect of adopting this guidance, an adjustment to the balance of retained earnings as of January 1, 2018 was not required. The comparative information for the three months ended March 31, 2017, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period. Refer to our policy over revenue recognition under Critical Accounting Polices and Estimates for further detail.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Product and Service Revenue

We sell our products and services into two primary end markets: telecommunications infrastructure and medical imaging. Sales into the telecommunications infrastructure market spans both of our operating segments while sales of products into the medical imaging market are associated predominantly with one customer in our Hardware-Solutions segment. We sell products and services directly to service providers, through channel partners where our products are part of a larger integrated solution, and directly to original equipment and design manufacturers.

Product revenue includes the sale of software, integrated systems, stand-alone hardware and post-sale royalties tied to end-user product deployments. Our products are sold both on a stand-alone basis and bundled with certain other products and services from time to time. Software and hardware products are generally sold for a one-time fee with incremental sales of related products to the same customer tied to expansion needs.

Service revenue is predominantly comprised of professional services and maintenance and support services. Professional services are generally associated with the development and implementation of customer-specific feature requirements on our products. Maintenance and support services are associated with post-sale product updates, upgrades and enhancements as well as general technical support. Our customers generally enter into annual or semi-annual agreements for maintenance and support services.

Multiple Performance Obligations

Our contracts with customers often include commitments to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When hardware, software and services are sold in various combinations, judgment is required to determine whether each performance obligation is considered distinct and accounted for separately, or not distinct and accounted for together with other performance obligations.

In instances where the software elements included within hardware for various products are considered to be functioning together with non-software performance obligations to provide the tangible product's essential functionality, these arrangements are accounted for as a single distinct performance obligation.

Judgment is required to determine the stand-alone selling price (SSP) for each distinct performance obligation. When available, we use observable inputs to determine SSP. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP based on a cost-plus model, as market or other observable inputs are seldom present based on the proprietary nature of our products.

We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer or level of service provided in determining the SSP.

Revenue Recognition

Revenue is recognized upon transfer of control of products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that may include various combinations of products and services which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for any taxes collected from customers, which are subsequently remitted to governmental authorities.

Hardware

Hardware revenue is recognized when we transfer control to the customer, typically at the time the product is shipped to the customer. We accrue the estimated cost of product warranties, based on historical experience at the time we recognize revenue.

Software licenses and royalties

We recognize software license revenue at the time of delivery. We defer revenue on arrangements, including specified software upgrades, until the specified upgrade has been delivered. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time we are able to estimate the revenue that has been earned in the current period.

Maintenance and support services

Maintenance and support services revenue is recognized as earned on the straight-line basis over the term of the contract.

Professional and other services

Professional services revenue is recognized as services are provided. Other services revenues include hardware repair services and custom software implementation projects, with these services recognized upon delivery to customers.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and definite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We assess impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations.

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. We did not identify a triggering event during the three months ended March 31, 2018 to suggest an impairment has occurred.

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

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include repairs or replacement of a product at no additional charge for a specified period of time, which is generally 12 to 24 months after shipment. The workmanship of our products produced by our contract manufacturer is covered under warranties provided by the contract manufacturer for 12 to 24 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per repair and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in short-term and long-term other accrued liabilities in the accompanying condensed consolidated balance sheets.

Derivative Liability

In connection with the issuance of the Notes, on January 3, 2018, we issued to an affiliate of Hale Capital and another purchaser Warrants to purchase up to 6,006,667 shares of common stock at an exercise price equal to $1.00 per share (the “Warrants”).

The Warrants contain a cash settlement feature contingent upon the occurrence of certain events defined in the Warrants. As a result of this cash settlement feature, the Warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the Warrants on the date of issuance was recorded in our condensed consolidated balance sheets as a liability.

The Warrant liability was recorded in our condensed consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations.

We estimate the fair value of this liability using a Monte Carlo pricing model that is based on the individual characteristics of the Warrants on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the Warrant liability are our stock price and expected future volatility in our stock price. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the Warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the Warrant liability.

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established to reduce deferred tax assets if it is “more likely than not” that all or a portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Tax law and rate changes are reflected in the period such changes are enacted. We recognize uncertain tax positions after evaluating whether certain tax positions are more likely than not to be sustained by taxing authorities. In addition, we recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “consider,” “intend,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These factors include, among others, the Company's ability to raise additional capital, increased tier-one commercial deployments across multiple product lines, the continued implementation of the Company’s next-generation datacenter product, customer implementation of traffic management solutions, the outcome of product trials, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, the Company's ability to raise additional growth capital, the Company's dependence on certain customers and high degree of customer concentration, the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, actions by regulatory authorities or other third parties, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, fluctuations in currency exchange rates, key employee attrition, the quality of the Company’s hardware, software, support and services offerings, defects in the Company’s software or hardware products, the availability of raw materials, the limited number of direct and indirect suppliers for some of the components the Company and its contract manufacturer and integrations partners use, volatility in the price of the Company’s common stock as it affects the valuation of its warrants, unfavorable or volatile market conditions, the Company’s ability to protect its intellectual property, the cost of increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime and cyberattacks, the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the potential need to raise additional funding and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of March 31, 2018 the total notional or contractual value of the contracts we held was $9.1 million. These contracts will mature over the next 9 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $0.9 million, decreasing our Indian Rupee hedge asset as of March 31, 2018, to a liability of $0.8 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $0.9 million, increasing our hedge asset as of March 31, 2018 to $1.0 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended March 31, 2018, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31,2017. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. On March 12, 2018, Nasdaq sent a notice of listing deficiency because our bid price fell below $1.00 per share for a period of thirty consecutive business days. If we fail to remedy the listing deficiency or comply with any of the remaining continuing listing requirements, our common stock may be subject to delisting.

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

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Note Purchase Agreement, dated as of January 3, 2018, by and among Radisys Corporation, as borrower, the guarantors from time to time party thereto, the purchasers from time to time party thereto and HCP-FVG LLC, as collateral agent. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2018 (SEC File No. 000-26844).

Exhibit 10.2
Loan and Security Agreement, dated as of January 3, 2018, between Marquette Business Credit, LLC, as lender, and Radisys Corporation, as borrower. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 4, 2018 (SEC File No. 000-26844).

Exhibit 10.3
Form of Warrants, dated as of January 3, 2018, by Radisys Corporation in favor of the purchasers thereof or their registered assigns. Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2018 (SEC File No. 000-26844).

Exhibit 10.4
Amendment No. 1 to Warrant, dated March 30, 2018, between Radisys Corporation and HCP-FVG, LLC. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2018 (SEC File No. 000-26844).

Exhibit 10.5
Amendment No. 1 to Warrant, dated March 30, 2018, between Radisys Corporation and CIDM LendCo, LLC. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2018 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	May 4, 2018	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	May 4, 2018	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)