Form 10-Q
period 2018-06-30
RADISYS CORP
filed 2018-08-03
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]

Number of shares of common stock outstanding as of August 1, 2018: 39,609,760

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product	$15,226	$26,340	$32,868	$55,039
Service	9,187	8,753	17,735	17,664
Total revenue	24,413	35,093	50,603	72,703
Cost of sales:
Product	8,407	17,913	20,715	40,089
Service	4,927	5,245	9,914	10,530
Amortization of purchased technology	1,927	1,927	3,854	3,854
Total cost of sales	15,261	25,085	34,483	54,473
Gross margin	9,152	10,008	16,120	18,230
Research and development	3,235	5,994	6,921	12,474
Selling, general and administrative	6,454	8,214	13,788	17,596
Intangible asset amortization	198	1,260	396	2,520
Restructuring and other charges, net	1,289	1,235	2,860	1,470
Loss from operations	(2,024)	(6,695)	(7,845)	(15,830)
Change in fair value of Warrant liability	(2,355)	—	(503)	—
Interest expense	(1,365)	(224)	(2,795)	(496)
Other income (expense), net	1,434	(130)	1,253	(427)
Loss before income tax expense	(4,310)	(7,049)	(9,890)	(16,753)
Income tax expense	324	505	1,189	809
Net loss	$(4,634)	$(7,554)	$(11,079)	$(17,562)
Net loss per share:
Basic	$(0.12)	$(0.19)	$(0.28)	$(0.45)
Diluted	$(0.12)	$(0.19)	$(0.28)	$(0.45)
Weighted average shares outstanding:
Basic	39,493	38,966	39,424	38,840
Diluted	39,493	38,966	39,424	38,840

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(4,634)	$(7,554)	$(11,079)	$(17,562)
Other comprehensive income (loss):
Translation adjustments gain (loss)	(1,152)	346	(993)	1,010
Net adjustment for fair value of hedge derivatives, net of tax	(301)	(71)	(633)	431
Other comprehensive income (loss)	(1,453)	275	(1,626)	1,441
Comprehensive loss	$(6,087)	$(7,279)	$(12,705)	$(16,121)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,599	$8,124
Restricted cash	4,000	—
Accounts receivable, net	30,310	32,820
Other receivables	1,602	3,421
Inventories, net	3,813	4,265
Other current assets	2,213	3,186
Total current assets	47,537	51,816
Property and equipment, net	3,569	4,728
Intangible assets, net	2,613	6,862
Long-term deferred tax assets, net	765	787
Other assets	1,443	1,836
Total assets	$55,927	$66,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,858	$18,297
Accrued wages and bonuses	4,195	3,711
Deferred revenue	6,276	4,200
Line of credit	12,176	16,000
Short term debt obligations	7,500	—
Warrant liability	4,361	—
Other accrued liabilities	6,439	10,405
Total current liabilities	48,805	52,613
Long-term liabilities:
Long term debt obligations, net	5,882	—
Other long-term liabilities	6,578	6,866
Total long-term liabilities	12,460	6,866
Total liabilities	61,265	59,479
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Common stock — no par value, 100,000 shares authorized; 39,610 and 39,280 shares issued and outstanding at June 30, 2018 and December 31, 2017	343,036	342,219
Accumulated deficit	(347,261)	(336,182)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(303)	690
Unrealized loss on hedge instruments	(810)	(177)
Total accumulated other comprehensive income (loss)	(1,113)	513
Total shareholders’ equity (deficit)	(5,338)	6,550
Total liabilities and shareholders’ equity (deficit)	$55,927	$66,029

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,079)	$(17,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,523	8,845
Amortization of debt discount and issuance costs	1,658	—
Inventory valuation allowance and adverse purchase commitment charges (benefits)	(374)	859
Deferred income taxes and uncertain tax positions	105	300
Stock-based compensation expense	707	1,692
Change in fair value of Warrant liability	503	—
Other	188	(129)
Changes in operating assets and liabilities:
Accounts receivable	2,511	(5,207)
Other receivables	1,759	(83)
Inventories, net	(1,846)	4,803
Accounts payable	(10,445)	3,155
Accrued restructuring	(2,430)	(195)
Accrued wages and bonuses	341	(2,315)
Deferred revenue	1,572	1,910
Other	2,339	(255)
Net cash used in operating activities	(8,968)	(4,182)
Cash flows from investing activities:
Capital expenditures	(401)	(3,158)
Net cash used in investing activities	(401)	(3,158)
Cash flows from financing activities:
Borrowings on line of credit	64,668	78,000
Payments on line of credit	(68,492)	(58,000)
Proceeds from borrowings on senior notes	17,000	—
Payments for debt issuance costs	(2,370)	—
Net settlement of restricted shares	(23)	—
Other financing activities	133	86
Net cash provided by financing activities	10,916	20,086
Effect of exchange rate changes on cash	(72)	415
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,475	13,161
Cash and cash equivalents, beginning of period	8,124	33,087
Restricted cash and cash equivalents, beginning of period	—	—
Cash, cash equivalents, and restricted cash, beginning of period	8,124	33,087
Cash and cash equivalents, end of period	5,599	46,248
Restricted cash and cash equivalents, end of period	4,000	—
Cash, cash equivalents, and restricted cash, end of period	$9,599	$46,248
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$305	$467
Income taxes	$622	$533
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2017 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Backlog

Backlog as of June 30, 2018 was $32.7 million. Backlog is defined as purchase orders the Company has received and expects to fulfill over the next 12 months.

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

Restricted Cash

As part of the debt financing completed on January 3, 2018 and amendments completed on June 29. 2018, the Company is required to maintain a restricted cash balance of $4.0 million that will secure both the obligations under the Notes and the ABL Facility.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. The Company did not identify a triggering event during the three and six months ended June 30, 2018 to suggest an impairment has occurred.

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

Due to the immaterial nature from the impact on the timing of revenue recognition based on the cumulative effect of adopting this guidance, an adjustment to the balance of retained earnings as of January 1, 2018 was not required. The comparative information for the three and six months ended June 30, 2017, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period.

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

The following tables summarize the fair value measurements as of June 30, 2018 and December 31, 2017 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$236	—	$236	—
Derivative Warrant Liability	$4,361	—	—	$4,361

	Fair Value Measurements as of December 31, 2017
Assets:	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$508	—	$508	$—

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

The Warrant liability was recorded in the Company's condensed consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations. During the three and six months ended June 30, 2018, the Company recorded a non-cash loss from the change in fair value of the Warrant liability of $2.4 million and $0.5 million. The increase in fair value during the three and six months ended June 30, 2018, was driven by the stock premium offered as part of the planned merger as discussed in Note 14 - Definitive Agreement.

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

Balance at January 3, 2018 (inception)	$3,858
Change in fair value	503
Balance at June 30, 2018	$4,361

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, gross	$30,459	$32,970
Less: allowance for doubtful accounts	(149)	(150)
Accounts receivable, net	$30,310	$32,820

As of June 30, 2018 and December 31, 2017, the balance in other receivables was $1.6 million and $3.4 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partners or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$24,535	$23,269
Finished goods	2,712	4,012
	27,247	27,281
Less: inventory valuation allowance	(23,434)	(23,016)
Inventories, net	$3,813	$4,265

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. All of the Company's consigned inventory was held by its contract manufacturing partners as of June 30, 2018 and December 31, 2017. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partners. See Note 7 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Inventory, net	$1,627	$(15)	$2,288	$486
Adverse purchase commitments(A)	(1,669)	172	(2,662)	373
Net charges	$(42)	$157	$(374)	$859

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

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Employee-related restructuring expenses (recoveries)	$(86)	$1,215	$778	$1,257
Integration-related, legal and other non-recurring expenses	1,375	20	1,892	213
Facility reductions	—	—	190	—
Restructuring and other charges, net	$1,289	$1,235	$2,860	$1,470

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

For the three months ended June 30, 2018, the Company recorded the following restructuring charges:

•
$1.4 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger.

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

For the six months ended June 30, 2018, the Company recorded the following restructuring charges:

•
$1.9 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger;

•
$0.8 million expense relating to employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy. Severance expense includes 14 employees notified during the period as well as $0.6 million of expense amortization for employees who were notified in a previous period and whose respective severance term spans more than 90 days; and

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

Accrued restructuring, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2017	$2,774	$—	$2,774
Additions	969	190	1,159
Reversals	(191)	—	(191)
Expenditures and payments	(3,357)	(41)	(3,398)
Balance accrued as of June 30, 2018	$195	$149	$344

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
ABL Credit Agreement
On January 3, 2018, the Company entered into a Loan and Security Agreement (the “ABL Credit Agreement”) between Marquette Business Credit, LLC, as lender (the “Lender”), and the Company, as borrower. The ABL Credit Agreement provides for a revolving credit facility that provides financing of up to $20.0 million, with a $1.5 million sub-limit for letters of credit (the “ABL Facility”). Borrowings under the ABL Facility are subject to a borrowing base, which is a formula based upon certain eligible domestic accounts receivables, plus the lesser of (x) certain eligible foreign accounts receivables and (y) $20.0 million and minus certain established reserves and the amount of certain other funds held in blocked accounts. The ABL Credit Agreement matures on January 3, 2021. On June 29, 2018, the Company entered into a Temporary Amendment to Loan and Security Agreement (the “ABL Amendment”). The amendments set forth in the ABL Amendment remain in effect until the earliest to occur of (i) the occurrence of an event of default under the ABL Credit Agreement, (ii) the termination of the Merger Agreement, (c) the making of any principal payment with respect to the Notes under the Note Purchase Agreement (each as defined below) or (d) October 31, 2018. The following takes into account the terms per the agreement as amended on June 29, 2018.

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
The ABL Credit Agreement contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the ABL Credit Agreement, the Company is required to meet certain financial and other restrictive covenants, including maintaining a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) (the Fixed Charge Coverage Ratio requirement has been temporarily suspended pursuant to the ABL Amendment) and not exceeding maximum capital expenditures in any fiscal year (each as defined in the ABL Credit Agreement), not exceeding certain thresholds for Cash Loss After Debt Service (as defined in the ABL Credit Agreement). Additionally, the Company is also prohibited from taking certain actions without consent of the Lender, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on the Company’s assets and making restricted payments, including cash dividends on shares of the Company’s common stock, in each case, except as expressly permitted under the ABL Credit Agreement. The ABL Credit Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the ABL Credit Agreement may be accelerated.

The ABL Facility is guaranteed on a senior secured basis by the Guarantors (as defined below). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) are secured by first-priority liens on the Collateral (as defined below). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL Facility (and certain related obligations) have first-priority in the waterfall set forth in the Intercreditor Agreement (as defined below) in respect of the liens on the Collateral constituting, among other things, accounts receivable, inventory and cash of the Borrower and the Guarantors (collectively, the “ABL Priority Collateral”). The Company’s and the Guarantors’ obligations under the ABL Facility and any guarantee of the ABL facility (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the Term Priority Collateral (as defined below). As described below, the Company must also maintain minimum cash balances in a restricted deposit account of $4.0 million, which will secure both the obligations under the Notes and the ABL Facility.
The Company paid approximately $0.3 million in debt issuance fees which will be capitalized and expensed on a straight-line basis as interest expense over the term of the ABL Credit Agreement.
As of June 30, 2018, the Company had an outstanding balance of $12.2 million under the ABL Credit Agreement. As of December 31, 2017, the Company had an outstanding balance of $16.0 million under the Silicon Valley Bank Credit Agreement. At June 30, 2018, the Company had $1.2 million of total borrowing availability remaining under the ABL Credit Agreement. At June 30, 2018, the Company was in compliance with all covenants under the ABL Credit Agreement.

Hale Capital Note Purchase Agreement

On January 3, 2018, the Company also entered into a Note Purchase Agreement (the “Note Purchase Agreement”) among the Company, as borrower, the Guarantors (as defined below) from time to time party thereto, the purchasers from time to time party thereto (collectively, the “Purchasers”) and HCP-FVG, LLC, an affiliate of Hale Capital Partners LP, as collateral agent and as a Purchaser ("Hale Capital"). Pursuant to the Note Purchase Agreement, the Company issued and sold to the Purchasers senior secured promissory notes in an aggregate original principal amount of $17.0 million (the "Notes"). On June 29, 2018, the Company entered into a First Amendment to Note Purchase Agreement (the “NPA First Amendment”). In the event that (i) the Merger Agreement is terminated or the closing of the Merger is not consummated and the effective time of the Merger has not occurred prior to the Outside Date (as defined in the Merger Agreement), (ii) the Merger Agreement has been amended without consent of the Purchasers or there has been a decline in the merger consideration offered or (iii) Radisys has failed to make certain exit fee payments to the Purchasers as required by the NPA First Amendment, the amendments set forth in the NPA First Amendment shall cease to be of force or effect and the Note Purchase Agreement shall revert to the terms originally set forth therein prior to the NPA First Amendment. The following takes into account the terms per the agreement as amended on June 29, 2018.

The Notes bear interest at a rate equal to the greater of 4.50% or the prime rate plus 5.75% (currently 10.75% per year), payable monthly in arrears. For any interest payment date occurring on or prior to February 28, 2019, the monthly interest payment will be paid in the form of additional Notes (unless an event of default has occurred and is continuing, in which case all interest shall be paid in cash). Thereafter, the interest will be payable monthly in cash in arrears. Interest on the Notes will be computed on the basis of a 360-day year comprising twelve 30-day months. During the continuance of a default or event of default, the Notes will bear interest at a rate 5.00% above the otherwise applicable interest rate.
The maturity date of the Notes is January 3, 2021 (the “Term Maturity Date”). The Company is required to redeem the Notes in principal installments of (i) $4.5 million payable on February 28, 2019 and (ii) $1.50 million payable on the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2019 and continuing through the last full fiscal quarter prior to the Term Maturity Date. In addition, the Company will be required to redeem all of the Notes upon a change of control; the NPA First Amendment provides that the execution of the Merger Agreement will not constitute a change of control under the Note Purchase Agreement or otherwise violate relevant covenants and conditions set forth in the Note Purchase Agreement. The Company will be required to make certain mandatory redemptions of the Notes with (x) the net proceeds of any voluntary or involuntary sale or disposition of assets (including casualty losses and condemnation awards, subject to certain exceptions) and (y) 33% of the net proceeds from the issuance or sale of any equity (unless an event of default exists under the Note Purchase Agreement, in which case it will be 100% of the net proceeds), subject to certain exceptions and limitations. The Company may also redeem the Notes in whole or in part at any time.
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
The Notes are guaranteed on a senior secured basis by the Company’s U.S. subsidiary, Radisys International LLC (“Radisys International”). Each of its future material domestic subsidiaries will also be required to guarantee the Notes on a senior secured basis (collectively with Radisys International, the “Guarantors”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) are secured by substantially all of the Company’s and the Guarantors’ tangible and intangible assets, subject to specified exceptions (the “Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have first-priority in the waterfall set forth in an intercreditor agreement entered into in connection with the Notes and the ABL Facility (the “Intercreditor Agreement”) in respect of the liens on the Collateral other than the ABL Priority Collateral (the “Term Priority Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the ABL Priority Collateral. The Company must also maintain at least $4.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital through. The amount in the restricted account will secure both the obligations under the Notes and the ABL Facility.
The Company incurred approximately $2.0 million in debt issuance fees which will be shown as a direct deduction from the Notes payable balance. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Note Purchase Agreement. At June 30, 2018, the Company was in compliance with all covenants under the Note Purchase Agreement.

The components of the Company’s Note Purchase Agreement for the six months ended June 30, 2018 are as follows:

	December 31, 2017	Additions/Borrowings	Repayment /Amortization	June 30, 2018
	(In thousands)
Notes	$—	$17,000	$—	$17,000
Add: Interest converted to Notes	—	903	—	903
Less: Deferred issuance costs	—	(2,077)	480	(1,597)
Less: Issuance costs associated with Warrants	—	(3,858)	934	(2,924)
Total Debt, net of deferred issuance costs	—	11,968	1,414	13,382
Short term debt obligations	—			7,500
Long term debt obligations, net	$—			$5,882
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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying condensed consolidated balance sheets and was $1.2 million and $3.3 million as of June 30, 2018 and December 31, 2017.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2018.

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

The following is a summary of the change in the Company's accrued warranty reserve (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Warranty liability balance, beginning of the period	$1,124	$1,821
Product warranty accruals (reversals)	32	445
Utilization of accrual	(272)	(672)
Warranty liability balance, end of the period	$884	$1,594

At June 30, 2018 and December 31, 2017, $0.7 million and $0.9 million of the warranty liability balance was included in other accrued liabilities and $0.2 million and $0.2 million was included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

A return to profitability and free cash flow generation is based on certain assumptions and projections, including growth from the Company's Software-Systems business. If the Company is unable to attain certain levels of revenue growth, or meet its cost reduction targets, the Company may be out of compliance with covenants associated with the new financing arrangements which may have a material adverse effect on the Company's liquidity.

At June 30, 2018, the Company's cash and cash equivalents including restricted cash amounted $9.6 million. The Company believes its current cash and cash equivalents, cash expected to be generated from operations and available borrowings under the ABL Credit Agreement will satisfy the Company's short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with its present business operations. If the Company is unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from the Company's Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact its operating plans, without an amendment or waiver, the Company's liquidity outlook could be materially and adversely affected. Pursuant to the Merger Agreement, aggregate borrowings under the ABL Credit Agreement and any additional indebtedness the Company incurs may not exceed $14 million at any time. The Company continues to pursue a number of actions to improve its cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest.

As previously reported, on March 12, 2018, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market (“Nasdaq”) providing notification that, for the previous 30 consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). As of July 16, 2018, the bid price for the Company's common stock had closed above the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1), and Nasdaq considers the matter closed.

Note 8 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(4,634)	$(7,554)	$(11,079)	$(17,562)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	39,493	38,966	39,424	38,840
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	39,493	38,966	39,424	38,840
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	39,493	38,966	39,424	38,840
Net loss per share
Basic	$(0.12)	$(0.19)	$(0.28)	$(0.45)
Diluted	$(0.12)	$(0.19)	$(0.28)	$(0.45)

(A)	For the three and six months ended June 30, 2018 and 2017, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	5,167	3,700	5,167	3,700
Restricted stock units	200	698	200	698
Performance-based restricted stock units (B)	335	1,087	335	1,087
Warrants	6,067	—	6,067
Total equity award shares excluded	11,769	5,485	11,769	5,485

(B)	Performance-based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 9 — Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2018 differs from the statutory rate due to a full valuation allowance provided against its United States net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at June 30, 2018. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $0.8 million and $0.8 million at June 30, 2018 and December 31, 2017. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.6 million at June 30, 2018. The related interest and penalties were $1.1 million and $0.2 million. The uncertain tax positions, including interest and penalties, that are reasonably possible to decrease in the next twelve months are approximately $0.2 million.

The Company is currently under tax examination in India and Canada. The periods under examination in India and Canada are the Company's financial years 2005, 2006, 2008 and 2011 and 2007 through 2013. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examinations have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2018.

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

Note 10 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 Stock Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	—	—	2,775	—
Restricted stock units	—	190	—	657
Performance-based restricted stock awards (A)	—	—	—	670
Total	—	190	2,775	1,327

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

Management assessed it is not probable that the 2017 and 2018 PRSU award will be achieved. No expense associated with these awards was recognized in the three and six months ended June 30, 2018.

The awards associated with strategic revenue targets in 2016 were earned and settled in shares in the six month period ended June 30, 2017.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$28	$40	$58	$137
Research and development	59	113	120	343
Selling, general and administrative	276	385	529	1,212
Total	$363	$538	$707	$1,692

Note 11 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of June 30, 2018 and December 31, 2017, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2018 and 2017, the Company had no hedge ineffectiveness.

During the three and six months ended June 30, 2018 the Company did not enter into any new foreign currency forward contracts. During the three and six months ended June 30, 2017 the Company entered into 6 and 12 new foreign currency forward contracts, with total contractual values of $3.3 million and $6.9 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2018 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheets Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$5,548	Other accrued liabilities	$—	$(236)

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

The following table summarizes the effect of derivative instruments on the condensed consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$32	$(60)	$(25)	$(50)
Research and development	45	(84)	(35)	(70)
Selling, general and administrative	15	(28)	(11)	(23)
Total	$92	$(172)	$(71)	$(143)

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance of unrealized loss on forward exchange contracts	$(509)	$(25)	$(177)	$(527)
Other comprehensive income (loss) before reclassifications	(393)	101	(562)	574
Amounts reclassified from other comprehensive income (loss)	92	(172)	(71)	(143)
Other comprehensive income (loss)	(301)	(71)	(633)	431
Ending balance of unrealized loss on forward exchange contracts	$(810)	$(96)	$(810)	$(96)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.4 million currently recorded as accumulated other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Software-Systems	$13,663	$11,488	$24,811	$21,637
Hardware Solutions	10,750	23,605	25,792	51,066
Total revenues	$24,413	$35,093	$50,603	$72,703

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gross margin
Software-Systems	$8,823	$6,243	$14,309	$11,708
Hardware Solutions	2,242	5,732	5,349	10,513
Corporate and other	(1,913)	(1,967)	(3,538)	(3,991)
Total gross margin	$9,152	$10,008	$16,120	$18,230

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income (loss) from operations
Software-Systems	$923	$(1,943)	$(2,198)	$(5,216)
Hardware Solutions	788	208	1,796	(1,078)
Corporate and other	(3,735)	(4,960)	(7,443)	(9,536)
Total loss from operations	$(2,024)	$(6,695)	$(7,845)	$(15,830)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify fixed assets by segment whose depreciation is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$10,366	$14,776	$18,987	$37,928
Other North America	142	415	294	434
Asia Pacific ("APAC")	4,243	6,697	9,446	12,116
Netherlands	4,409	8,378	12,113	13,601
Other EMEA	5,253	4,827	9,763	8,624
Europe, the Middle East and Africa (“EMEA”)	9,662	13,205	21,876	22,225
Foreign Countries	14,047	20,317	31,616	34,775
Total	$24,413	$35,093	$50,603	$72,703

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2018	December 31, 2017
Property and equipment, net
United States	$2,332	$2,974
Other North America	6	33
China	53	163
India	1,178	1,558
Total APAC	1,231	1,721
Foreign Countries	1,237	1,754
Total property and equipment, net	$3,569	$4,728

Intangible assets, net
United States	$2,613	$6,862
Total intangible assets, net	$2,613	$6,862

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer A	30.1%	25.9%	35.6%	20.3%
Customer C	N/A	13.7%	10.9%	10.9%
Customer D	N/A	21.8%	N/A	31.9%

The following customers accounted for more than 10% of accounts receivable:
	June 30, 2018	December 31, 2017
Customer A	27.3%	19.1%
Customer B	15.3%	18.7%
Customer C	11.2%	14.5%

Note 14 - Definitive Agreement

On June 29, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliance Industries Limited, a company organized and existing under the laws of India (“Reliance”), and Integrated Cloud Orchestration (ICO), Inc., an Oregon corporation and a wholly owned subsidiary of Reliance (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into Radisys (the “Merger”), with Radisys surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Reliance, and, (ii) at the effective time of the Merger, each outstanding share of common stock of Radisys, no par value (“Common Stock”), (other than Common Stock owned by Reliance, Merger Sub or any wholly-owned subsidiary of Reliance or Radisys or held in the treasury of Radisys, all of which shall be canceled without any consideration being exchanged therefor) will be converted into the right to receive an amount equal to $1.72 per share in cash (the “Merger Consideration”). The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of Common Stock, (ii) the receipt of specified required regulatory approvals, and the suitable form of approval by the Committee on Foreign Investment in the United States, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a “material adverse effect” qualification) and (v) compliance with covenants in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the fourth quarter of 2018.

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

Second Quarter 2018 Summary

As disclosed in our 2017 annual report, changes to our strategy in late 2017 specifically tied to our hardware-centric DCEngine product line led to material year-on-year revenue declines through the first half of 2018. These strategy changes led us to drive material cost-reductions actions across our business, which actions were largely completed by the end of the first quarter of 2018. In the second quarter of 2018, we experienced an increasing share of our revenues from our higher margin Software-Systems business given growth from both existing and new customers offset by continued declines in our Hardware Solutions revenue.

The following is a summary-level comparison of the three months ended June 30, 2018 and 2017:

•
Revenues decreased $10.7 million to $24.4 million for the three months ended June 30, 2018 from $35.1 million for the three months ended June 30, 2017. Hardware Solutions revenue decreased $12.9 million, due to a decline in revenues from our legacy hardware business and lower sales to a tier-one U.S. service provider for their data center buildout. Software-Systems revenue increased $2.2 million as compared to the prior year driven by strong sales of software supporting initial 5G development, expanding voice-over-LTE deployments, and increased professional services business from both existing and new customers.

•
Gross margin increased 890 basis points to 37.5% for the three months ended June 30, 2018 from 28.6% for the three months ended June 30, 2017. This was the result of improved product mix whereby Software-Systems revenue, with higher margins as compared to our Hardware Systems business, has become a larger percentage of our overall revenue.

•
R&D expense decreased by $2.8 million to $3.2 million for the three months ended June 30, 2018 from $6.0 million in 2017 and was the result of reductions in headcount, stock compensation, and other product development expenses associated with our aforementioned cost-reduction initiatives.

•
SG&A expense decreased $1.8 million to $6.5 million for the three months ended June 30, 2018 from $8.2 million for the three months ended June 30, 2017. This was the result of reduction in headcount, stock compensation, and other expenses associated with our aforementioned cost-reduction initiatives.

•
Cash and cash equivalents, including restricted cash, on June 30, 2018 increased $1.5 million to $9.6 million from $8.1 million at December 31, 2017. The increase was the result of net increases in our borrowings of $10.8 million offset by $9.0 million in cash consumption from operations predominantly associated with our cost reduction initiates and payment for inventory purchase commitments not sold to our customers.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product	62.4%	75.1%	65.0%	75.7%
Service	37.6	24.9	35.0	24.3
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Product	34.4	51.0	40.9	55.1
Service	20.2	14.9	19.6	14.5
Amortization of purchased technology	7.9	5.5	7.6	5.3
Total cost of sales	62.5	71.4	68.1	74.9
Gross margin	37.5	28.6	31.9	25.1
Research and development	13.3	17.1	13.7	17.2
Selling, general, and administrative	26.4	23.4	27.2	24.2
Intangible asset amortization	0.8	3.6	0.7	3.5
Restructuring and other charges, net	5.3	3.5	5.7	2.0
Loss from operations	(8.3)	(19.0)	(15.4)	(21.8)
Change in fair value of Warrant liability	(9.7)	—	(1.0)	—
Interest expense	(5.6)	(0.6)	(5.6)	(0.7)
Other income (expense), net	5.9	(0.4)	2.6	(0.6)
Loss before income tax expense	(17.7)	(20.0)	(19.4)	(23.1)
Income tax expense	1.3	1.4	2.5	1.1
Net loss	(19.0)%	(21.4)%	(21.9)%	(24.2)%

Revenues

The following table sets forth operating segment revenues for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Revenue
Software-Systems	$13,663	$11,488	18.9%	$24,811	$21,637	14.7%
Hardware Solutions	10,750	23,605	(54.5)	25,792	51,066	(49.5)
Total revenues	$24,413	$35,093	(30.4)%	$50,603	$72,703	(30.4)%

Software-Systems. Revenues in our Software-Systems segment increased $2.2 million and $3.2 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. This was driven by strong sales of software supporting initial 5G development, expanding voice-over-LTE deployments, and increased professional services from both existing and new customers.

Hardware Solutions. Revenues in our Hardware Solutions segment decreased $12.9 million and $25.3 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. This decrease is due to a decline in revenues from our legacy hardware business and lower sales to a tier-one U.S. service provider for their data center buildout.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
North America	$10,508	$15,191	(30.8)%	$19,281	$38,362	(49.7)%
Asia Pacific	4,243	6,697	(36.6)	9,446	12,116	(22.0)
Europe, the Middle East and Africa ("EMEA")	9,662	13,205	(26.8)	21,876	22,225	(1.6)
Total	$24,413	$35,093	(30.4)%	$50,603	$72,703	(30.4)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
North America	43.0%	43.3%	38.1%	52.7%
Asia Pacific	17.4	19.1	18.7	16.7
EMEA	39.6	37.6	43.2	30.6
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from North America decreased $4.7 million and $19.1 million for the three and six months ended June 30, 2018 from the comparable periods in 2017 due to a decline in revenues from a tier-one U.S. service provider for their data center buildout.

Asia Pacific. Revenues from Asia Pacific decreased $2.5 million and $2.7 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. This was the result of declines in revenue from a large telecommunication integrator offset by increased sales to a large Asian service provider in support of their voice-over-LTE network deployment.

EMEA. Revenues from EMEA decreased $3.5 million and $0.3 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. This resulted from the timing of shipments, including certain product transitions, to a top customer deploying our products in medical imaging and related markets.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Gross margin
Software-Systems	$8,823	$6,243	41.3%	$14,309	$11,708	22.2%
Hardware Solutions	2,242	5,732	(60.9)	5,349	10,513	(49.1)
Corporate and other	(1,913)	(1,967)	(2.7)	(3,538)	(3,991)	(11.4)
Total gross margin	$9,152	$10,008	(8.6)%	$16,120	$18,230	(11.6)%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Gross margin
Software-Systems	64.6%	54.3%	19.0%	57.7%	54.1%	6.7%
Hardware Solutions	20.9	24.3	(14.0)	20.7	20.6	0.5
Corporate and other	—	—	—	—	—	—
Total gross margin	37.5%	28.5%	31.6%	31.9%	25.1%	27.1%

Software-Systems. Gross margin increased 1030 basis points to 64.6% from 54.3% for the three months ended June 30, 2018 and 360 basis points to 57.7% from 54.1% for the six months ended June 30, 2018 in the comparable periods in 2017. This was the result of favorable mix of software sales across the segment relative to comparable periods in 2017.

Hardware Solutions. Gross margin decreased 340 basis points to 20.9% from 24.3% for the three months ended June 30, 2018 and increased 10 basis points to 20.7% from 20.6% for the six months ended June 30, 2018 in the comparable periods in 2017. This was due to product mix, and decline, partially offset by the aforementioned cost-reduction initiatives started in late 2017.

Corporate and other. Gross margin increased $0.1 million and $0.5 million for the three and six months ended June 30, 2018 from the comparable periods in 2017 as a result of consumption of excess and obsolete inventory. Items in Corporate and other cost of sales include intangible asset amortization, stock compensation, and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Research and development	$3,235	$5,994	(46.0)%	$6,921	$12,474	(44.5)%
Selling, general and administrative	6,454	8,214	(21.4)	13,788	17,596	(21.6)
Intangible asset amortization	198	1,260	(84.3)	396	2,520	(84.3)
Restructuring and other charges, net	1,289	1,235	4.4	2,860	1,470	94.6
Total	$11,176	$16,703	(33.1)%	$23,965	$34,060	(29.6)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $2.8 million and $5.6 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. The decrease for the three and six months ended June 30, 2018 was the result of a decrease in headcount, stock compensation, and other employee related expenses. Headcount decreased to 141 at June 30, 2018 from 293 at June 30, 2017.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $1.8 million and $3.8 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. The decrease in the three and six months ended June 30, 2018 was primarily due to a decrease in headcount, stock compensation, and other employee related expenses. Headcount decreased to 112 at June 30, 2018 from 153 at June 30, 2017.

Intangible Asset Amortization

Intangible asset amortization for the three and six months ended June 30, 2018 decreased $1.1 million and $2.1 million from the comparable periods in 2017 due to several assets reaching the end of their useful lives. During the quarter ended June 30, 2018, we analyzed our long-lived assets for impairment and concluded that there was none.

Restructuring and Other Charges, Net

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

Restructuring and other charges, net increased $0.1 million and $1.4 million for the three and six months ended June 30, 2018 from the comparable periods in 2017.

For the three months ended June 30, 2018, the Company recorded the following restructuring charges:

•
$1.4 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger.

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

For the six months ended June 30, 2018, the Company recorded the following restructuring charges:

•
$1.9 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger;

•
$0.8 million expense relating to employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with our go-forward strategy. Severance expense includes 14 employees notified during the period as well as $0.6 million of expense amortization for employees who were notified in a previous period and whose respective severance term spans more than 90 days; and

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

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Cost of sales	$28	$40	(30.0)%	$58	$137	(57.7)%
Research and development	59	113	(47.8)	120	343	(65.0)
Selling, general and administrative	276	385	(28.3)	529	1,212	(56.4)
Total	$363	$538	(32.5)%	$707	$1,692	(58.2)%

Stock-based compensation expense decreased by $0.2 million and $1.0 million for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily the result of a lower stock price period over period reducing the fair value of stock grants as well as PRSU expense for executives declining $0.6 million for the six months ended June 30, 2018 from the comparable periods in 2017. In the three and six months ended June 30, 2018, no stock compensation expense was recognized for the PRSUs described in Note 10- Stock-based Compensation.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Income (loss) from operations
Software-Systems	$923	$(1,943)	(147.5)%	$(2,198)	(5,216)	(57.9)%
Hardware Solutions	788	208	278.8	1,796	(1,078)	(266.6)
Corporate and other	(3,735)	(4,960)	(24.7)	(7,443)	(9,536)	(21.9)
Total income (loss) from operations	$(2,024)	$(6,695)	(69.8)%	$(7,845)	$(15,830)	(50.4)%

Software-Systems. Income (loss) from operations improved by $2.9 million and $3.0 million to income of $0.9 million and a loss of $2.2 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. This was the result of previously described strength in sales of software across our product line and increasing professional services revenues coupled with declines in operating expenses in both R&D and SG&A primarily driven by a reduction in headcount.

Hardware Solutions. Income (loss) from operations improved by $0.6 million and $2.9 million to income of $0.8 million and $1.8 million for the three and six months ended June 30, 2018 from the comparable periods in 2017. This was the result of previously described declines in operating expenses in both R&D and SG&A primarily driven by a reduction in headcount offset by reduced revenues from the comparable periods in 2017.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations improved as increased legal costs associated with the merger were offset by lower stock compensation expense and a reduction in amortizable intangible assets.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Change in fair value of Warrant liability	$(2,355)	$—	—%	$(503)	$—	—%
Interest expense	(1,365)	(224)	509.4	(2,795)	(496)	463.5
Interest income	—	—	—	10	—	—
Other income (expense), net	1,434	(130)	(1,203.1)	1,243	(427)	(391.1)
Total	$(2,286)	$(354)	545.8%	$(2,045)	$(923)	121.6%

Change in Fair Value of Warrant Liability

During the three and six months ended June 30, 2018, we recorded a non-cash loss from the change in fair value of the Warrant liability of $2.4 million and $0.5 million. The increase in fair value was driven by the stock premium offered as part of the planned merger as discussed in Note 14 - Definitive Agreement.

Interest Expense

Interest expense includes interest incurred on our Note Purchase Agreement, revolving line of credit, and associated debt issuance cost and Warrant amortization. The increase in interest expense for the three and six months ended June 30, 2018 from the comparable periods in 2017 was the result of the Note Purchase Agreement completed on January 3, 2018 and associated interest charges. Cash paid for interest for the three and six months ended June 30, 2018 was $0.1 million and $0.3 million. Non-cash interest expense for the three and six months ended June 30, 2018 was $1.3 million and $2.5 million comprised of accrued interest, associated debt issuance cost, and Warrant amortization.

Other Expense

For the three and six months ended June 30, 2018, other expense improved $1.6 million and $1.7 million from the comparable periods in 2017. The increase was due to currency movements from the US dollar strengthening against the Indian Rupee and Chinese Yuan.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Income tax expense	$324	$505	(35.8)%	$1,189	$809	47.0%

We recorded tax expense of $0.3 million and $1.2 million for the three and six months ended June 30, 2018. Our effective tax rates for the three months ended June 30, 2018 and 2017 were 7.5% and 7.2%, respectively. The effective tax rate fluctuation was due to the geographic mix of income amongst different jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents, including restricted cash	$9,599	$8,124	$46,248
Working capital	(1,268)	(797)	24,462
Accounts receivable, net	30,310	32,820	43,586
Inventories, net	3,813	4,265	14,748
Accounts payable	7,858	18,297	23,862
Line of credit	12,176	16,000	45,000
Short term debt obligations	7,500	—	—

Cash Flows

As of June 30, 2018, the amount of cash held by our foreign subsidiaries was $1.0 million. We do not permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents including restricted cash increased by $1.5 million to $9.6 million as of June 30, 2018 from $8.1 million as of December 31, 2017. Activities impacting cash and cash equivalents including restricted cash were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net loss	(11,079)	$(17,562)
Non-cash adjustments	8,310	11,567
Changes in operating assets and liabilities	(6,199)	1,813
Cash used in operating activities	(8,968)	(4,182)
Cash used in investing activities	(401)	(3,158)
Cash provided by financing activities	10,916	20,086
Effects of exchange rate changes	(72)	415
Net increase (decrease) in cash and cash equivalents	$1,475	$13,161

Cash used in operating activities during the six months ended June 30, 2018 was $9.0 million. For the six months ended June 30, 2018, primary impacts to changes in our working capital consisted of the following:

•
Accounts payable decreased $10.4 million due to the payment of previously reserved Hardware Solutions inventory purchase commitments for which we do not have future customer demand and the timing of payments to suppliers and vendors; and

•	Accrued restructuring decreased $2.4 million from severance payments made during 2018 from restructuring activities commenced in late 2017; and

•	Accounts receivable decreased $2.5 million due to a decrease in sales during 2018 compared to previous periods.

Cash used in investing activities during the six months ended June 30, 2018 of $0.4 million was associated with ongoing capital expenditures.

Cash generated by financing activities during the six months ended June 30, 2018 was $10.9 million due to net cash receipt of $15.0 million from borrowings under the Notes Purchase Agreement offset by net repayments of $3.8 million on our line of credit. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

Note Purchase Agreement

On January 3, 2018, we entered into a Note Purchase Agreement with a principal amount of $17.0 million. Net cash receipt from borrowing on the agreement after issuance costs and excluding accrued interest was $15.0 million. At June 30, 2018, we were in compliance with all covenants under our Note Purchase Agreement. See Note 6 - Debt and Credit Agreements for additional information regarding our Note Purchase Agreement.
Line of Credit

As of June 30, 2018, we had an outstanding balance of $12.2 million under the ABL Credit Agreement. At December 31, 2017, we had an outstanding balance of $16.0 million under our previous revolving credit facility with Silicon Valley Bank, which we repaid in full and terminated concurrently with our entry into the Note Purchase Agreement and the ABL Credit Agreement on January 3, 2018. At June 30, 2018, we had $1.2 million of total borrowing availability under our revolving credit facility. At June 30, 2018, we were in compliance with all covenants under our revolving credit facility. See Note 6 - Debt and Credit Agreements for additional information regarding our revolving credit facilities.

Contractual Obligations

Our contractual obligations as of December 31, 2017 are summarized in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. For the six months ended June 30, 2018, there have been no material changes in our contractual obligations outside of the Note Purchase Agreement and changes to the line of credit discussed in Note 6 - Debt and Credit Agreements. As of June 30, 2018, we have agreements regarding foreign currency forward contracts with total contractual values of $5.5 million that mature through 2018.

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

At June 30, 2018, our cash and cash equivalents including restricted cash amounted to $9.6 million. We believe our current cash and cash equivalents, cash expected to be generated from operations and available borrowings under the ABL Credit Agreement will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our present business operations. If we are unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from our Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact our operating plans, without an amendment or waiver, our liquidity outlook could be materially and adversely affected. Pursuant to the Merger Agreement, aggregate borrowings under the ABL Credit Agreement and any additional indebtedness we incur may not exceed $14 million at any time. We continue to pursue a number of actions to improve our cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest.

As previously reported, on March 12, 2018, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market (“Nasdaq”) providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). As of July 16, 2018, the bid price for our common stock had closed above the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1), and Nasdaq considers the matter closed.

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

The new guidance, which includes several amendments, replaces most of the prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles. We adopted the new guidance as of January 1, 2018 using the modified retrospective method, as applied to all contracts. As a result, we have changed our accounting policy for revenue recognition.
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

Definitive Agreement

On June 29, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliance Industries Limited, a company organized and existing under the laws of India (“Reliance”), and Integrated Cloud Orchestration (ICO), Inc., an Oregon corporation and a wholly owned subsidiary of Reliance (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into Radisys (the “Merger”), with Radisys surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Reliance, and, (ii) at the effective time of the Merger, each outstanding share of common stock of Radisys, no par value (“Common Stock”), (other than Common Stock owned by Reliance, Merger Sub or any wholly-owned subsidiary of Reliance or Radisys or held in the treasury of Radisys, all of which shall be canceled without any consideration being exchanged therefor) will be converted into the right to receive an amount equal to $1.72 per share in cash (the “Merger Consideration”). The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of Common Stock, (ii) the receipt of specified required regulatory approvals, and the suitable form of approval by the Committee on Foreign Investment in the United States, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a “material adverse effect” qualification) and (v) compliance with covenants in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the fourth quarter of 2018.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. We did not identify a triggering event during the three months ended June 30, 2018 to suggest an impairment has occurred.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of June 30, 2018 the total notional or contractual value of the contracts we held was $5.5 million. These contracts will mature over the next 9 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $0.6 million, decreasing our Indian Rupee hedge asset as of June 30, 2018, to a liability of $0.8 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $0.6 million, increasing our hedge asset as of June 30, 2018 to $0.4 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended June 30, 2018, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes with regard to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. The risks described in this report, in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The pendency of our agreement to be acquired by Reliance or our failure to complete the merger with Reliance could have an adverse effect on our business.

On June 29, 2018 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliance and Integrated Cloud Orchestration (ICO), Inc., a wholly-owned subsidiary of Reliance (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Reliance. Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our shareholders, the absence of certain legal impediments, approval from the Committee on Foreign Investment in the United States (“CFIUS”) and regulatory authorities of certain other jurisdictions, and the expiration or termination of the respective waiting periods required in connection with such required regulatory approvals. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. The Merger gives rise to inherent risks that include:

•the inability to complete the Merger due to the failure to obtain shareholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approvals;
•potential future shareholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•if the Merger is not completed, the price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed;
•the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead customers and prospective customers to purchase from other vendors or delay purchasing from the Company;
•the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;
•the possibility of disruption to our business, including increased costs and diversion of management time and resources;
•difficulties maintaining and renewing business and operational relationships, including relationships with significant customers, contract manufacturers and component suppliers, channel partners, and other business partners;
•the possibility of slowing sales and renewals by clients;
•the inability to attract and retain key personnel pending consummation of the Merger;
•the inability to pursue alternative business opportunities, including strategic acquisitions and investments, or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•the requirement to pay a termination fee of $2.95 million if the agreement governing the Merger is terminated under certain circumstances;
•the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger;

•the fact that our directors and officers may have interests in the Merger that differ from the interests of our shareholders as a result of stock options, restricted stock units, change of control employment agreements and other rights held by our directors and officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;
•developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and
•the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us, relationships with customers, contract manufacturers and component suppliers, channel partners, and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

Item 6. Exhibits

(a) Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of June 29, 2018, by and among Radisys Corporation, Reliance Industries Limited and Integrated Cloud Orchestration (ICO), Inc. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 2, 2018 (SEC File No. 000-26844).

Exhibit 10.1
First Amendment to Loan and Security Agreement, dated May 18, 2018, between Radisys Corporation and Marquette Business Credit, LLC. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2018 (SEC File No. 000-26844).

Exhibit 10.2
First Amendment to Note Purchase Agreement, dated as of June  29, 2018, by and among Radisys Corporation, the guarantor named therein, the purchasers named therein and HCP-FVG, LLC, as collateral agent, term agent and purchaser. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018 (SEC File No. 000-26844).

Exhibit 10.3
Temporary Amendment to Loan and Security Agreement, dated as of June 29, 2018, by and between Marquette Business Credit, LLC and Radisys Corporation. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018 (SEC File No. 000-26844).

Exhibit 10.4
First Amendment to Radisys Corporation 1996 Employee Stock Purchase Plan, as amended and restated through June 7, 2017. Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2018 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	August 3, 2018	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	August 3, 2018	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)