Form 10-Q
period 2018-09-30
RADISYS CORP
filed 2018-11-08
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

(503) 615-1100
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]

Number of shares of common stock outstanding as of November 5, 2018: 39,620,534

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Product	$17,907	$20,641	$50,775	$75,680
Service	9,116	8,132	26,851	25,796
Total revenue	27,023	28,773	77,626	101,476
Cost of sales:
Product	9,743	20,361	30,457	60,450
Service	5,314	5,291	15,229	15,821
Amortization of purchased technology	226	1,926	4,080	5,780
Total cost of sales	15,283	27,578	49,766	82,051
Gross margin	11,740	1,195	27,860	19,425
Research and development	3,467	5,639	10,388	18,113
Selling, general and administrative	6,758	7,849	20,546	25,445
Intangible asset amortization	197	289	593	2,809
Restructuring and other charges, net	1,130	1,344	3,990	2,814
Gain (loss) from operations	188	(13,926)	(7,657)	(29,756)
Change in fair value of Warrant liability	(599)	—	(1,102)	—
Interest expense	(1,411)	(431)	(4,206)	(927)
Other income (expense), net	1,447	(116)	2,700	(543)
Income (loss) before income tax expense	(375)	(14,473)	(10,265)	(31,226)
Income tax expense	1,498	938	2,687	1,747
Net loss	$(1,873)	$(15,411)	$(12,952)	$(32,973)
Net loss per share:
Basic	$(0.05)	$(0.39)	$(0.33)	$(0.85)
Diluted	$(0.05)	$(0.39)	$(0.33)	$(0.85)
Weighted average shares outstanding:
Basic	39,616	39,087	39,496	38,922
Diluted	39,616	39,087	39,496	38,922

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,873)	$(15,411)	$(12,952)	$(32,973)
Other comprehensive income (loss):
Translation adjustments gain (loss)	(1,155)	299	(2,148)	1,309
Net adjustment for fair value of hedge derivatives, net of tax	572	(242)	(61)	189
Other comprehensive income (loss)	(583)	57	(2,209)	1,498
Comprehensive loss	$(2,456)	$(15,354)	$(15,161)	$(31,475)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,094	$8,124
Restricted cash	4,000	—
Accounts receivable, net	31,130	32,820
Other receivables	1,381	3,421
Inventories, net	2,156	4,265
Other current assets	1,589	3,186
Total current assets	50,350	51,816
Property and equipment, net	3,242	4,728
Intangible assets, net	2,189	6,862
Long-term deferred tax assets, net	780	787
Other assets	1,274	1,836
Total assets	$57,835	$66,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,060	$18,297
Accrued wages and bonuses	6,117	3,711
Deferred revenue	6,495	4,200
Line of credit	11,989	16,000
Short term debt obligations	9,000	—
Warrant liability	4,960	—
Other accrued liabilities	5,998	10,405
Total current liabilities	52,619	52,613
Long-term liabilities:
Long term debt obligations, net	5,647	—
Other long-term liabilities	7,119	6,866
Total long-term liabilities	12,766	6,866
Total liabilities	65,385	59,479
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Common stock — no par value, 100,000 shares authorized; 39,621 and 39,280 shares issued and outstanding at September 30, 2018 and December 31, 2017	343,280	342,219
Accumulated deficit	(349,134)	(336,182)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	(1,458)	690
Unrealized loss on hedge instruments	(238)	(177)
Total accumulated other comprehensive income (loss)	(1,696)	513
Total shareholders’ equity (deficit)	(7,550)	6,550
Total liabilities and shareholders’ equity (deficit)	$57,835	$66,029

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,952)	$(32,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,459	12,396
Amortization of debt discount and issuance costs	2,465	—
Inventory valuation allowance and adverse purchase commitment charges (benefits)	(24)	7,900
Deferred income taxes and uncertain tax positions	409	527
Stock-based compensation expense	957	1,816
Change in fair value of warrant liability	1,102	—
Other	673	216
Changes in operating assets and liabilities:
Accounts receivable	1,695	4,530
Other receivables	1,902	(44)
Inventories, net	(457)	2,732
Accounts payable	(10,369)	(26)
Accrued restructuring	(2,562)	(529)
Accrued wages and bonuses	2,033	(3,115)
Deferred revenue	1,546	(1,157)
Other	3,026	1,144
Net cash used in operating activities	(4,097)	(6,583)
Cash flows from investing activities:
Capital expenditures	(530)	(4,544)
Net cash used in investing activities	(530)	(4,544)
Cash flows from financing activities:
Borrowings on line of credit	91,968	84,000
Payments on line of credit	(95,979)	(94,000)
Proceeds from borrowings on senior notes	17,000	—
Payments for debt issuance costs	(2,390)	—
Net settlement of restricted shares	(29)	(204)
Other financing activities	133	499
Net cash provided by financing activities	10,703	(9,705)
Effect of exchange rate changes on cash	(106)	427
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,970	(20,405)
Cash and cash equivalents, beginning of period	8,124	33,087
Restricted cash and cash equivalents, beginning of period	—	—
Cash, cash equivalents, and restricted cash, beginning of period	8,124	33,087
Cash and cash equivalents, end of period	10,094	12,682
Restricted cash and cash equivalents, end of period	4,000	—
Cash, cash equivalents, and restricted cash, end of period	$14,094	$12,682
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$438	$731
Income taxes	$632	$928
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2017 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Backlog

Backlog as of September 30, 2018 was $23.2 million. Backlog is defined as purchase orders the Company has received and expects to fulfill over the next 12 months.

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

Restricted Cash

As part of the debt financing completed on January 3, 2018 and amendments completed on June 29, 2018, the Company is required to maintain a restricted cash balance of $4.0 million that will secure both the obligations under the Notes and the ABL Facility.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. The Company did not identify a triggering event during the three and nine months ended September 30, 2018 to suggest an impairment has occurred.

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

Leases

The Company leases all of its facilities, certain office equipment and vehicles under non-cancelable operating leases that expire at various dates through 2023, along with options that permit renewals for additional periods. Rent escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

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

Research and Development

R&D costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

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

Net loss per share

Basic loss per share amounts are computed based on the weighted average number of common shares outstanding. Diluted net loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options, Warrants granted in connection with the Note Purchase Agreement (as defined below), and the incremental shares associated with the assumed vesting of restricted stock.

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

Adoption of New Accounting Policies

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and a retrospective transition method is required. The Company adopted this guidance in the first quarter of 2018 using the retrospective approach. The Company has not historically had restricted cash resulting in no impact to previously reported periods. This new guidance did not impact the Company’s financial results but did result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows.

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

Due to the immaterial nature from the impact on the timing of revenue recognition based on the cumulative effect of adopting this guidance, an adjustment to the balance of retained earnings as of January 1, 2018 was not required. The comparative information for the three and nine months ended September 30, 2017, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period.

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

The following tables summarize the fair value measurements as of September 30, 2018 and December 31, 2017 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$163	—	$163	—
Derivative Warrant Liability	$4,960	—	—	$4,960

	Fair Value Measurements as of December 31, 2017
Assets:	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$508	—	$508	$—

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

The Warrant liability was recorded in the Company's condensed consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, the Company recorded a non-cash loss from the change in fair value of the Warrant liability of 0.6 million and $1.1 million. The increase in fair value during the three and nine months ended September 30, 2018, was driven by the stock premium offered as part of the planned merger as discussed in Note 14 - Definitive Agreement. The Warrants include a repurchase election whereby, in the event of a change of control, the holders thereof may elect to require the Company to repurchase the Warrants at a purchase price equal to the greater of $5.0 million in the aggregate or the aggregate merger consideration payable for the shares underlying the Warrants net of the aggregate exercise price of $1.00 per share. On June 29, 2018, the Company entered into the merger agreement discussed in Note 14 - Definitive Agreement. Based on the $1.72 per share merger consideration, if the merger closes, the Warrants will be repurchased for $5.0 million in the aggregate.

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

Balance at January 3, 2018 (inception)	$3,858
Change in fair value	1,102
Balance at September 30, 2018	$4,960

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable, gross	$31,274	$32,970
Less: allowance for doubtful accounts	(144)	(150)
Accounts receivable, net	$31,130	$32,820

As of September 30, 2018 and December 31, 2017, the balance in other receivables was $1.4 million and $3.4 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partners or other integration partners (on which the Company does not recognize revenue) and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$13,688	$23,269
Finished goods	2,134	4,012
	15,822	27,281
Less: inventory valuation allowance	(13,666)	(23,016)
Inventories, net	$2,156	$4,265

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory that has been purchased by its contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. All of the Company's consigned inventory was held by its contract manufacturing partners as of September 30, 2018 and December 31, 2017. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partners. See Note 7 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liabilities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Inventory, net	$250	$5,763	$2,538	$6,249
Adverse purchase commitments(A)	100	1,278	(2,562)	1,651
Net charges	$350	$7,041	$(24)	$7,900

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

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Employee-related restructuring expenses	$23	$1,061	$801	$2,318
Integration-related, legal and other non-recurring expenses	1,107	226	2,999	439
Facility reductions	—	57	190	57
Restructuring and other charges, net	$1,130	$1,344	$3,990	$2,814

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

For the three months ended September 30, 2018, the Company recorded the following restructuring charges:

•
$1.1 million in integration-related, legal and other non-recurring expenses related to the Company's contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger.

For the three months ended September 30, 2017, the Company recorded the following restructuring charges:

•
$1.1 million net expense relating to the severance for 57 employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with the Company's go-forward strategy. An additional $1.0 million of expense will be recognized over a portion of the notified employees’ respective service terms that span up to the next three quarters subsequent September 30, 2017;

•	$0.2 million in non-recurring legal expenses; and

•	$0.1 million in facility reductions.

For the nine months ended September 30, 2018, the Company recorded the following restructuring charges:

•
$3.0 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger;

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

Accrued restructuring, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2017	$2,774	$—	$2,774
Additions	985	190	1,175
Reversals	(192)	—	(192)
Expenditures and payments	(3,473)	(73)	(3,546)
Balance accrued as of September 30, 2018	$94	$117	$211

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
ABL Credit Agreement
On January 3, 2018, the Company entered into a Loan and Security Agreement (the “ABL Credit Agreement”) between Marquette Business Credit, LLC, as lender (the “Lender”), and the Company, as borrower. The ABL Credit Agreement provides for a revolving credit facility that provides financing of up to $20.0 million, with a $1.5 million sub-limit for letters of credit (the “ABL Facility”). Borrowings under the ABL Facility are subject to a borrowing base, which is a formula based upon certain eligible domestic accounts receivables, plus the lesser of (x) certain eligible foreign accounts receivables and (y) $20.0 million and minus certain established reserves and the amount of certain other funds held in blocked accounts. The ABL Credit Agreement matures on January 3, 2021. On June 29, 2018, the Company entered into a Temporary Amendment to Loan and Security Agreement (the “First ABL Amendment”). The amendments set forth in the First ABL Amendment remain in effect until the earliest to occur of (i) the occurrence of an event of default under the ABL Credit Agreement, (ii) the termination of the Merger Agreement, (c) the making of any principal payment with respect to the Notes under the Note Purchase Agreement (each as defined below) or (d) October 31, 2018. The Company entered into a Second Temporary Amendment to Loan and Security Agreement (the “Second ABL Amendment”), which, among other things, expires December 31, 2018, compared to the October 31, 2018 expiration date of the First ABL Amendment. For additional information on the Second ABL Amendment, see Note 15 - Subsequent Events. The following takes into account the terms per the agreement as amended on June 29, 2018.

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
The ABL Credit Agreement contains representations and warranties, covenants, indemnities and conditions, in each case, that the Company believes are customary for transactions of this type. Pursuant to the terms of the ABL Credit Agreement, the Company is required to meet certain financial and other restrictive covenants, including maintaining a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) (the Fixed Charge Coverage Ratio requirement has been temporarily suspended pursuant to the First ABL Amendment) and not exceeding maximum capital expenditures in any fiscal year (each as defined in the ABL Credit Agreement), not exceeding certain thresholds for Cash Loss After Debt Service (as defined in the ABL Credit Agreement). Additionally, the Company is also prohibited from taking certain actions without consent of the Lender, including, without limitation, incurring additional indebtedness, entering into certain mergers or other business combination transactions, disposing of or permitting liens or other encumbrances on the Company’s assets and making restricted payments, including cash dividends on shares of the Company’s common stock, in each case, except as expressly permitted under the ABL Credit Agreement. The ABL Credit Agreement contains events of default that the Company believes are customary for transactions of this type. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the ABL Credit Agreement may be accelerated.

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

The Company paid approximately $0.3 million in debt issuance fees which were capitalized and will be expensed on a straight-line basis as interest expense over the term of the ABL Credit Agreement.
As of September 30, 2018, the Company had an outstanding balance of $12.0 million under the ABL Credit Agreement. As of December 31, 2017, the Company had an outstanding balance of $16.0 million under the Silicon Valley Bank Credit Agreement. At September 30, 2018, the Company had $3.4 million of total borrowing availability remaining under the ABL Credit Agreement. At September 30, 2018, the Company was in compliance with all covenants under the ABL Credit Agreement.

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

The Notes bear interest at a rate equal to the greater of 4.50% or the prime rate plus 5.75% (currently 11.00% per year), payable monthly in arrears. For any interest payment date occurring on or prior to February 28, 2019, the monthly interest payment will be paid in the form of additional Notes (unless an event of default has occurred and is continuing, in which case all interest shall be paid in cash). Thereafter, the interest will be payable monthly in cash in arrears. Interest on the Notes will be computed on the basis of a 360-day year comprising twelve 30-day months. During the continuance of a default or event of default, the Notes will bear interest at a rate 5.00% above the otherwise applicable interest rate.
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
The Notes are guaranteed on a senior secured basis by the Company’s U.S. subsidiary, Radisys International LLC (“Radisys International”). Each of its future material domestic subsidiaries will also be required to guarantee the Notes on a senior secured basis (collectively with Radisys International, the “Guarantors”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) are secured by substantially all of the Company’s and the Guarantors’ tangible and intangible assets, subject to specified exceptions (the “Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have first-priority in the waterfall set forth in an intercreditor agreement entered into in connection with the Notes and the ABL Facility (the “Intercreditor Agreement”) in respect of the liens on the Collateral other than the ABL Priority Collateral (the “Term Priority Collateral”). The Company’s and the Guarantors’ obligations under the Notes and any guarantee of the Notes (and certain related obligations) have second-priority in the waterfall set forth in the Intercreditor Agreement in respect of the liens on the ABL Priority Collateral. The Company must also maintain at least $4.0 million in cash in a restricted deposit account at UMB Bank, n.a. or at a restricted deposit account designated by Hale Capital. The amount in the restricted account will secure both the obligations under the Notes and the ABL Facility.
The Company incurred approximately $2.1 million in debt issuance fees which are shown as a direct deduction from the Notes payable balance. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Note Purchase Agreement. At September 30, 2018, the Company was in compliance with all covenants under the Note Purchase Agreement.

The components of the Company’s Note Purchase Agreement for the nine months ended September 30, 2018 are as follows:

	December 31, 2017	Additions/Borrowings	Repayment /Amortization	September 30, 2018
	(In thousands)
Notes	$—	$17,000	$—	$17,000
Add: Interest converted to Notes	—	1,388	—	1,388
Less: Deferred issuance costs	—	(2,077)	751	(1,326)
Less: Issuance costs associated with Warrants	—	(3,858)	1,443	(2,415)
Total Debt, net of deferred issuance costs	—	12,453	2,194	14,647
Short term debt obligations	—			9,000
Long term debt obligations, net	$—			$5,647
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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying condensed consolidated balance sheets and was $0.7 million and $3.3 million as of September 30, 2018 and December 31, 2017.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2018.

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

The following is a summary of the change in the Company's accrued warranty reserve (in thousands):

	September 30, 2018	December 31, 2017
Warranty liability balance, beginning of the period	$1,124	$1,821
Product warranty accruals (reversals)	238	305
Utilization of accrual	(331)	(1,002)
Warranty liability balance, end of the period	$1,031	$1,124

At September 30, 2018 and December 31, 2017, $0.6 million and $0.9 million of the warranty liability balance was included in other accrued liabilities and $0.4 million and $0.2 million was included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Liquidity Outlook

During the third quarter of 2018 the Company generated positive operating cash flows of $4.8 million. However, over the previous several quarters, the Company has experienced significant operating losses and consumed significant cash from operations resulting from a material decline in DCEngine product line. Given the uncertainty of future business from the DCEngine product line, the Company began taking action in the fourth quarter of 2017 to significantly reduce its overhead and operating expenses moving forward aimed at enabling the Company to return to profitability and free cash flow generation. These actions also included closing the new financing arrangements disclosed in Note 6- Debt and Credit Agreements, which positioned the Company to implement its expense reduction actions and settle committed inventory purchases through the first half of 2018.

A sustained return to profitability and free cash flow generation is based on certain assumptions and projections, including growth from our Software-Systems business. If the Company is unable to attain certain levels of revenue growth, or meet its cost reduction targets, the Company may be out of compliance with covenants associated with the new financing arrangements which may have a material adverse effect on its liquidity.

At September 30, 2018, the Company's cash and cash equivalents including restricted cash amounted $14.1 million. The Company believes its current cash and cash equivalents, cash expected to be generated from operations and available borrowings under the ABL Credit Agreement will satisfy the Company's short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with its present business operations. If the Company is unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from the Company's Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact its operating plans, without an amendment or waiver, the Company's liquidity outlook could be materially and adversely affected. Pursuant to the Merger Agreement, aggregate borrowings under the ABL Credit Agreement and any additional indebtedness the Company incurs may not exceed $14 million at any time. The Company continues to pursue a number of actions to improve its cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest.

Note 8 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(1,873)	$(15,411)	$(12,952)	$(32,973)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	39,616	39,087	39,496	38,922
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	39,616	39,087	39,496	38,922
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	39,616	39,087	39,496	38,922
Net loss per share
Basic	$(0.05)	$(0.39)	$(0.33)	$(0.85)
Diluted	$(0.05)	$(0.39)	$(0.33)	$(0.85)

(A)	For the three and nine months ended September 30, 2018 and 2017, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	5,059	3,527	5,059	3,527
Restricted stock units	211	639	211	639
Performance-based restricted stock units (B)	335	999	335	999
Warrants	6,067	—	6,067
Total equity award shares excluded	11,672	5,165	11,672	5,165

(B)	Performance-based restricted stock units are presented based on attainment of 100% of the performance goals being met.

Note 9 — Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2018 differs from the statutory rate due to a full valuation allowance provided against its United States net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at September 30, 2018. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $0.8 million and $0.8 million at September 30, 2018 and December 31, 2017. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $4.8 million at September 30, 2018. The related interest and penalties were $1.1 million and $0.2 million. The uncertain tax positions, including interest and penalties, that are reasonably possible to decrease in the next twelve months are approximately $0.3 million.

The Company is currently under tax examination in India and Canada. The periods under examination in India and Canada are the Company's financial years 2005, 2006, 2009, and 2011 for India and 2007 through 2014 for Canada. The examinations are in various stages of appellate proceedings and all material uncertain tax positions associated with the examinations have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2018.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data and interprets the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially affect the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the 2017 Tax Act will be completed later in 2018.

Note 10 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 Stock Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	—	30	2,775	30
Restricted stock units	21	20	21	677
Performance-based restricted stock awards (A)	—	20	—	690
Total	21	70	2,796	1,397

(A)
On March 10, 2017, the Compensation Committee approved grants of PRSUs to certain employees. The awards will vest only on satisfaction of certain performance criteria during two separate annual performance periods and a portion of the award earned will vest upon satisfaction of a time-based service component. 50% of the awards can be earned by meeting strategic revenue targets in fiscal year 2017 and 50% can be earned by meeting strategic revenue targets in fiscal year 2018. One-half of any PRSUs earned during each performance period will vest upon meeting the performance criteria, and the remaining half will be subject to a further time-based service component and will vest one year after meeting the targets. By meeting the relevant performance criteria set forth in the award agreement, employees can earn 0%, 75%, 100% or 125% of the award during each performance period.  If an employee earns less than 100% of the award for the 2017 performance period, the employee is eligible to earn the remaining portion of the award in fiscal year 2018 if cumulative 2017 and 2018 strategic revenue targets are met in the two year period.  Shares are presented based on attainment of 0% of the performance goals being met. At attainment of 125%, the amount of shares eligible to be earned is 418,334.

Management assessed it is not probable that the 2017 and 2018 PRSU award will be achieved. No expense associated with these awards was recognized in the three and nine months ended September 30, 2018.

The awards associated with strategic revenue targets in 2016 were earned and settled in shares in the nine month period ended September 30, 2017.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales	$12	$(3)	$70	$134
Research and development	35	22	155	365
Selling, general and administrative	203	105	732	1,317
Total	$250	$124	$957	$1,816

Note 11 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of September 30, 2018 and December 31, 2017, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2018 and 2017, the Company had no hedge ineffectiveness.

During the three and nine months ended September 30, 2018 the Company did not enter into any new foreign currency forward contracts. During the three and nine months ended September 30, 2017 the Company entered into 6 and 18 new foreign currency forward contracts, with total contractual values of $3.6 million and $10.5 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2018 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheets Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$2,007	Other accrued liabilities	$—	$(163)

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

The following table summarizes the effect of derivative instruments on the condensed consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales	$165	$(48)	$140	$(98)
Research and development	122	(67)	87	(137)
Selling, general and administrative	57	(22)	46	(45)
Total	$344	$(137)	$273	$(280)

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance of unrealized loss on forward exchange contracts	$(810)	$(96)	$(177)	$(527)
Other comprehensive income (loss) before reclassifications	228	(105)	(334)	469
Amounts reclassified from other comprehensive income (loss)	344	(137)	273	(280)
Other comprehensive income (loss)	572	(242)	(61)	189
Ending balance of unrealized loss on forward exchange contracts	$(238)	$(338)	$(238)	$(338)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.2 million currently recorded as accumulated other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Software-Systems	$14,073	$11,306	$38,884	$32,943
Hardware Solutions	12,950	17,467	38,742	68,533
Total revenues	$27,023	$28,773	$77,626	$101,476

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gross margin
Software-Systems	$8,390	$5,420	$22,699	$17,128
Hardware Solutions	3,387	(2,302)	8,737	8,211
Corporate and other	(37)	(1,923)	(3,576)	(5,914)
Total gross margin	$11,740	$1,195	$27,860	$19,425

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income (loss) from operations
Software-Systems	$39	$(2,358)	$(2,159)	$(7,574)
Hardware Solutions	1,751	(7,885)	3,547	(8,963)
Corporate and other	(1,602)	(3,683)	(9,045)	(13,219)
Total income (loss) from operations	$188	$(13,926)	$(7,657)	$(29,756)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify fixed assets by segment whose depreciation is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$12,582	$11,223	$31,570	$49,151
Other North America	93	269	386	703
Asia Pacific ("APAC")	2,822	5,703	12,267	17,819
Netherlands	8,257	7,849	20,370	21,450
Other EMEA	3,269	3,729	13,033	12,353
Europe, the Middle East and Africa (“EMEA”)	11,526	11,578	33,403	33,803
Foreign Countries	14,441	17,550	46,056	52,325
Total	$27,023	$28,773	$77,626	$101,476

Long-lived assets by geographic area are as follows (in thousands):

	September 30, 2018	December 31, 2017
Property and equipment, net
United States	$2,055	$2,974
Other North America	3	33
China	39	163
India	1,145	1,558
Total APAC	1,184	1,721
Foreign Countries	1,187	1,754
Total property and equipment, net	$3,242	$4,728

Intangible assets, net
United States	$2,189	$6,862
Total intangible assets, net	$2,189	$6,862

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Customer A	32.6%	30.3%	34.6%	23.1%
Customer C	N/A	17.7%	N/A	12.8%
Customer D	N/A	N/A	N/A	25.5%

The following customers accounted for more than 10% of accounts receivable:
	September 30, 2018	December 31, 2017
Customer A	27.5%	19.1%
Customer B	N/A	18.7%
Customer C	N/A	14.5%

Note 14 - Definitive Agreement

On June 29, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliance Industries Limited, a company organized and existing under the laws of India (“Reliance”), and Integrated Cloud Orchestration (ICO), Inc., an Oregon corporation and a wholly owned subsidiary of Reliance (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into Radisys (the “Merger”), with Radisys surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Reliance, and, (ii) at the effective time of the Merger, each outstanding share of common stock of Radisys, no par value (“Common Stock”), (other than Common Stock owned by Reliance, Merger Sub or any wholly-owned subsidiary of Reliance or Radisys or held in the treasury of Radisys, all of which shall be canceled without any consideration being exchanged therefor) will be converted into the right to receive an amount equal to $1.72 per share in cash (the “Merger Consideration”). The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of Common Stock, which was approved on September 5, 2018, (ii) the receipt of specified required regulatory approvals, and the suitable form of approval by the Committee on Foreign Investment in the United States, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a “material adverse effect” qualification) and (v) compliance with covenants in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the fourth quarter of 2018.

Note 15. Subsequent Event

Radisys entered into the Second ABL Amendment, effective October 31, 2018, which amends the ABL Credit Agreement. The Second ABL Amendment temporarily suspends the requirement that Radisys maintain a minimum Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) and continues required thresholds relating to Cash Loss After Debt Service (as defined in the ABL Credit Agreement) by Radisys through December 31, 2018.  The Second ABL Amendment also temporarily reduces the minimum balance that must be maintained in blocked accounts.

The amendments set forth in the Second ABL Amendment shall remain in effect until the earliest to occur of: (a) the occurrence of an event of default under the ABL Credit Agreement; (b) the termination of the Merger Agreement; (c) the making of any principal payment with respect to the Notes under the Note Purchase Agreement; or (d) December 31, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

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

Third Quarter 2018 Summary

As disclosed in our 2017 annual report, changes to our strategy in late 2017 specifically tied to our hardware-centric DCEngine product line led to material year-on-year revenue declines through the first half of 2018. These strategy changes led us to drive material cost-reduction actions across our business, which actions were largely completed by the end of the first quarter of 2018. In the third quarter of 2018, we experienced an increasing share of our revenues from our higher margin Software-Systems business given growth from both existing and new customers which was offset by continued declines in our Hardware Solutions revenue.

The following is a summary-level comparison of the three months ended September 30, 2018 and 2017:

•
Revenues decreased $1.8 million to $27.0 million for the three months ended September 30, 2018 from $28.8 million for the three months ended September 30, 2017. Hardware Solutions revenue decreased $4.5 million, due to expected declines in revenue from our legacy hardware business. Software-Systems revenue increased $2.8 million as compared to the prior year driven by strong sales of software supporting initial 5G development, expanding voice-over-LTE and conferencing deployments, and increased professional services business from both existing and new customers.

•
Gross margin increased 3,930 basis points to 43.4% for the three months ended September 30, 2018 from 4.1% for the three months ended September 30, 2017. Gross margins for the three months ended September 30, 2017 were adversely impacted by a $7.0 million inventory charge associated with a strategic decision to eliminate non-core legacy hardware product lines. Further gross margin expansion was realized in the quarter ended September 30, 2018 given the increasing mix of our Software-Systems business.

•
R&D expense decreased by $2.2 million to $3.5 million for the three months ended September 30, 2018 from $5.6 million in 2017 and was the result of reductions in headcount, stock compensation, and other product development expenses associated with our aforementioned cost-reduction initiatives.

•
Selling, general and administrative (SG&A) expense decreased $1.1 million to $6.8 million for the three months ended September 30, 2018 from $7.8 million for the three months ended September 30, 2017. This was the result of reduction in headcount, stock compensation, and other expenses associated with our aforementioned cost-reduction initiatives.

•
Cash and cash equivalents, including restricted cash, on September 30, 2018 increased $6.0 million to $14.1 million from $8.1 million at December 31, 2017. The increase was the result of net increases in our borrowings of $10.6 million offset by $4.1 million in cash consumption from operations predominantly associated with our cost reduction initiatives and payment for inventory purchase commitments not sold to our customers.

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Product	66.3%	71.7%	65.4%	74.6%
Service	33.7	28.3	34.6	25.4
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Product	36.1	70.8	39.2	59.6
Service	19.7	18.4	19.6	15.6
Amortization of purchased technology	0.8	6.7	5.3	5.7
Total cost of sales	56.6	95.9	64.1	80.9
Gross margin	43.4	4.1	35.9	19.1
Research and development	12.8	19.6	13.4	17.8
Selling, general, and administrative	25.0	27.3	26.5	25.1
Intangible asset amortization	0.7	1.0	0.7	2.8
Restructuring and other charges, net	4.2	4.7	5.1	2.8
Income /(loss) from operations	0.7	(48.5)	(9.8)	(29.4)
Change in fair value of Warrant liability	(2.2)	—	(1.4)	—
Interest expense	(5.2)	(1.5)	(5.4)	(0.9)
Other income (expense), net	5.4	(0.4)	3.6	(0.5)
Loss before income tax expense	(1.3)	(50.4)	(13.0)	(30.8)
Income tax expense	5.5	3.3	3.7	1.7
Net loss	(6.8)%	(53.7)%	(16.7)%	(32.5)%

Revenues

The following table sets forth operating segment revenues for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Revenue
Software-Systems	$14,073	$11,306	24.5%	$38,884	$32,943	18.0%
Hardware Solutions	12,950	17,467	(25.9)	38,742	68,533	(43.5)
Total revenues	$27,023	$28,773	(6.1)%	$77,626	$101,476	(23.5)%

Software-Systems. Revenues in our Software-Systems segment increased $2.8 million and $5.9 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. This was driven by strong sales of software supporting initial 5G development, expanding voice-over-LTE and software-based conferencing deployments, and increased professional services revenues.

Hardware Solutions. Revenues in our Hardware Solutions segment decreased $4.5 million and $29.8 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. This decrease is due to a decline in revenues from our legacy hardware product lines including a decline in sales to a tier-one U.S. service provider for their data center buildout.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
North America	$12,675	$11,492	10.3%	$31,956	$49,854	(35.9)%
Asia Pacific	2,822	5,703	(50.5)	12,267	17,819	(31.2)
Europe, the Middle East and Africa ("EMEA")	11,526	11,578	(0.4)	33,403	33,803	(1.2)
Total	$27,023	$28,773	(6.1)%	$77,626	$101,476	(23.5)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
North America	46.9%	39.9%	41.2%	49.1%
Asia Pacific	10.4	19.8	15.8	17.6
EMEA	42.7	40.3	43.0	33.3
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from North America increased $1.2 million and decreased $17.9 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. The increase for the three months ended September 30, 2018 is driven by increased sales of our software-based conferencing products. The decrease for the nine months ended September 30, 2018 was due to a decline in revenues due to the timing of shipments as well as a decline in sales from a tier-one U.S. service provider for their data center buildout.

Asia Pacific. Revenues from Asia Pacific decreased $2.9 million and $5.6 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. This was the result of declines in revenue from a large telecommunication integrator.

EMEA. Revenues from EMEA decreased $0.1 million and $0.4 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. Revenues in the region were consistent period over period as shipments from our largest customer remained stable.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Gross margin
Software-Systems	$8,390	$5,420	54.8%	$22,699	$17,128	32.5%
Hardware Solutions	3,387	(2,302)	(247.1)	8,737	8,211	6.4
Corporate and other	(37)	(1,923)	(98.1)	(3,576)	(5,914)	(39.5)
Total gross margin	$11,740	$1,195	882.4%	$27,860	$19,425	43.4%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Gross margin
Software-Systems	59.6%	47.9%	24.4%	58.4%	52.0%	12.3%
Hardware Solutions	26.2	(13.2)	298.5	22.6	12.0	88.3
Corporate and other	—	—	—	—	—	—
Total gross margin	43.4%	4.2%	933.3%	35.9%	19.1%	88.0%

Software-Systems. Gross margin increased 1170 basis points to 59.6% from 47.9% for the three months ended September 30, 2018 and 640 basis points to 58.4% from 52.0% for the nine months ended September 30, 2018 from the comparable periods in 2017. This was the result of favorable mix of software sales across the segment relative to comparable periods in 2017.

Hardware Solutions. Gross margin increased 3940 basis points to 26.2% from (13.2)% for the three months ended September 30, 2018 and increased 1060 basis points to 22.6% from 12.0% for the nine months ended September 30, 2018 from the comparable periods in 2017. This was the result of an inventory charge taken during the nine months ended September 30, 2017 due to a strategic decision to eliminate non-core legacy hardware product lines.

Corporate and other. Gross margin increased $1.9 million and $2.3 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017 as a result of reduced amortization and restructuring charges. Items in Corporate and other cost of sales include intangible asset amortization, stock compensation, and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Research and development	$3,467	$5,639	(38.5)%	$10,388	$18,113	(42.6)%
Selling, general and administrative	6,758	7,849	(13.9)	20,546	25,445	(19.3)
Intangible asset amortization	197	289	(31.8)	593	2,809	(78.9)
Restructuring and other charges, net	1,130	1,344	(15.9)	3,990	2,814	41.8
Total	$11,552	$15,121	(23.6)%	$35,517	$49,181	(27.8)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $2.2 million and $7.7 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. The decrease for the three and nine months ended September 30, 2018 was the result of a decrease in headcount, stock compensation, and other employee related expenses. Headcount decreased to 164 at September 30, 2018 from 274 at September 30, 2017.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $1.1 million and $4.9 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. The decrease in the three and nine months ended September 30, 2018 was primarily due to a decrease in headcount, stock compensation, and other employee related expenses. Headcount decreased to 109 at September 30, 2018 from 139 at September 30, 2017.

Intangible Asset Amortization

Intangible asset amortization for the three and nine months ended September 30, 2018 decreased $0.1 million and $2.2 million from the comparable periods in 2017 due to several assets reaching the end of their useful lives. During the quarter ended September 30, 2018, we analyzed our long-lived assets for impairment and concluded that there was none.

Restructuring and Other Charges, Net

Restructuring and other charges may include costs from events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

Restructuring and other charges, net decreased $0.2 million and increased $1.2 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017.

For the three months ended September 30, 2018, the Company recorded the following restructuring charges:

•
$1.1 million in integration-related, legal and other non-recurring expenses related to the Company's contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger.

For the three months ended September 30, 2017, the Company recorded the following restructuring charges:

•
$1.1 million net expense relating to the severance for 57 employees primarily in Asia and North America in connection with a reduction in legacy Hardware Solutions engineering and support staff as well as rationalization across various other functional organizations to better align with the Company's go-forward strategy. An additional $1.0 million of expense will be recognized over a portion of the notified employees’ respective service terms that span up to the next three quarters subsequent September 30, 2017;

•	$0.2 million in non-recurring legal expenses; and

•	$0.1 million in facility reductions.

For the nine months ended September 30, 2018, the Company recorded the following restructuring charges:

•
$3.0 million in integration-related, legal and other non-recurring expenses related to the contract manufacturing transfer and non-recurring costs associated with legal, banking, accounting and tax advice associated with the planned merger;

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

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, performance-based awards, restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Cost of sales	$12	$(3)	(500.0)%	$70	$134	(47.8)%
Research and development	35	22	59.1	155	365	(57.5)
Selling, general and administrative	203	105	93.3	732	1,317	(44.4)
Total	$250	$124	101.6%	$957	$1,816	(47.3)%

Stock-based compensation expense increased by $0.1 million and decreased $0.9 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily the result of stock options granted in 2018 offset by PRSU and RSU expense declining $0.6 million for the nine months ended September 30, 2018 from the comparable period in 2017 as no additional RSU or PRSU awards were granted in 2018. In the three and nine months ended September 30, 2018, no stock compensation expense was recognized for the PRSUs described in Note 10- Stock-based Compensation.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Income (loss) from operations
Software-Systems	$39	$(2,358)	(101.7)%	$(2,159)	$(7,574)	(71.5)%
Hardware Solutions	1,751	(7,885)	(122.2)	3,547	(8,963)	(139.6)
Corporate and other	(1,602)	(3,683)	(56.5)	(9,045)	(13,219)	(31.6)
Total income (loss) from operations	$188	$(13,926)	(101.3)%	$(7,657)	$(29,756)	(74.3)%

Software-Systems. Income (loss) from operations improved by $2.4 million and $5.4 million to break-even and a loss of $2.2 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. This was the result of previously described strength in sales of software across our product lines and increasing professional services revenues coupled with declines in operating expenses in both R&D and SG&A primarily driven by a reduction in headcount.

Hardware Solutions. Income (loss) from operations improved by $9.6 million and $12.5 million to income of $1.8 million and $3.5 million for the three and nine months ended September 30, 2018 from the comparable periods in 2017. This was the result of previously described inventory charges taken in 2017 as well as declines in operating expenses in both R&D and SG&A primarily driven by a reduction in headcount offset by reduced revenues from the comparable periods in 2017.

Corporate and other. Corporate and other loss from operations includes amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations improved as increased legal costs associated with the merger were offset by a reduction in amortizable intangible assets.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Change in fair value of Warrant liability	$(599)	$—	—%	$(1,102)	$—	—%
Interest expense	(1,411)	(431)	227.4	(4,206)	(927)	353.7
Interest income	—	78	—	10	167	(94.0)
Other income (expense), net	1,447	(194)	(845.9)	2,690	(710)	(478.9)
Total	$(563)	$(547)	2.9%	$(2,608)	$(1,470)	77.4%

Change in Fair Value of Warrant Liability

During the three and nine months ended September 30, 2018, we recorded a non-cash loss from the change in fair value of the Warrant liability of $0.6 million and $1.1 million. The increase in fair value for the three and nine months ended September 30, 2018 was driven by the stock premium offered as part of the planned merger as discussed in Note 14 - Definitive Agreement.

Interest Expense

Interest expense includes interest incurred on our Note Purchase Agreement, revolving line of credit, and associated debt issuance cost and Warrant amortization. The increase in interest expense for the three and nine months ended September 30, 2018 from the comparable periods in 2017 was the result of the Note Purchase Agreement entered on January 3, 2018 resulting in incremental interest expense. Cash paid for interest for the three and nine months ended September 30, 2018 was $0.1 million and $0.4 million. Non-cash interest expense for the three and nine months ended September 30, 2018 was $1.3 million and $3.8 million comprised of accrued interest, associated debt issuance cost, and Warrant amortization.

Other Expense

For the three and nine months ended September 30, 2018, other income improved $1.6 million and $3.2 million from the comparable periods in 2017. The increase was due to currency movements from the US dollar strengthening against the Indian Rupee and Chinese Yuan.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Income tax expense	$1,498	$938	59.7%	$2,687	$1,747	53.8%

We recorded tax expense of $1.5 million and $2.7 million for the three and nine months ended September 30, 2018. Our effective tax rates for the three months ended September 30, 2018 and 2017 were 399.5% and 6.5%, respectively. The effective tax rate fluctuation was due to reaching near breakeven gross profit for the three months ended September 30, 2018 and the geographic mix of income amongst different jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents, including restricted cash	$14,094	$8,124	$12,682
Working capital	(2,269)	(797)	11,660
Accounts receivable, net	31,130	32,820	33,854
Inventories, net	2,156	4,265	11,055
Accounts payable	8,060	18,297	20,565
Line of credit	11,989	16,000	15,000
Short term debt obligations	9,000	—	—

Cash Flows

As of September 30, 2018, the amount of cash held by our foreign subsidiaries was $1.0 million. We do not permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents including restricted cash increased by $6.0 million to $14.1 million as of September 30, 2018 from $8.1 million as of December 31, 2017. Activities impacting cash and cash equivalents including restricted cash were as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net loss	$(12,952)	$(32,973)
Non-cash adjustments	12,041	23,168
Changes in operating assets and liabilities	(3,186)	3,222
Cash used in operating activities	(4,097)	(6,583)
Cash used in investing activities	(530)	(4,544)
Cash provided by financing activities	10,703	(9,705)
Effects of exchange rate changes	(106)	427
Net increase (decrease) in cash and cash equivalents	$5,970	$(20,405)

Cash used in operating activities during the nine months ended September 30, 2018 was $4.1 million. For the nine months ended September 30, 2018, primary impacts to changes in our working capital consisted of the following:

•
Accounts payable decreased $10.4 million due to the payment of previously reserved Hardware Solutions inventory purchase commitments for which we do not have future customer demand and coupled with the timing of payments to suppliers and vendors;

•	Accrued restructuring decreased $2.6 million from severance payments made during 2018 associated with restructuring activities commenced in late 2017;

•	Accrued wages and bonuses increased $2.0 million due to the timing of payroll payments and incentive compensation accrued during 2018;

•	Other receivables decreased $1.9 million due to lower receivables from vendors due to reduced hardware sales and the timing of payments;

•	Accounts receivable decreased $1.7 million due to a decrease in sales during 2018 compared to previous periods; and

•	Deferred revenue increased $1.5 million due to timing of orders and revenue recognition.

Cash used in investing activities during the nine months ended September 30, 2018 of $0.5 million was associated with ongoing capital expenditures.

Cash generated by financing activities during the nine months ended September 30, 2018 was $10.7 million due to net cash receipts of $15.0 million from borrowings under the Notes Purchase Agreement offset by net repayments of $4.0 million on our line of credit. We expect to continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our suppliers.

Note Purchase Agreement

On January 3, 2018, we entered into a Note Purchase Agreement with a principal amount of $17.0 million. Net cash receipt from borrowing on the agreement after issuance costs and excluding accrued interest was $15.0 million. At September 30, 2018, we were in compliance with all covenants under our Note Purchase Agreement. See Note 6 - Debt and Credit Agreements for additional information regarding our Note Purchase Agreement.
Line of Credit

As of September 30, 2018, we had an outstanding balance of $12.0 million under the ABL Credit Agreement. At December 31, 2017, we had an outstanding balance of $16.0 million under our previous revolving credit facility with Silicon Valley Bank, which we repaid in full and terminated concurrently with our entry into the Note Purchase Agreement and the ABL Credit Agreement on January 3, 2018. At September 30, 2018, we had $3.4 million of total borrowing availability under our revolving credit facility. At September 30, 2018, we were in compliance with all covenants under our revolving credit facility. See Note 6 - Debt and Credit Agreements for additional information regarding our revolving credit facilities.

Contractual Obligations

Our contractual obligations as of December 31, 2017 are summarized in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. For the nine months ended September 30, 2018, there have been no material changes in our contractual obligations outside of the Note Purchase Agreement and changes to the line of credit discussed in Note 6 - Debt and Credit Agreements. As of September 30, 2018, we have agreements regarding foreign currency forward contracts with total contractual values of $2.0 million that mature through 2018.

In addition to the above, we have approximately $4.8 million in liabilities associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

During the third quarter of 2018 we generated positive operating cash flows of $4.8 million. However, over the previous several quarters, we have experienced significant operating losses and consumed significant cash from operations resulting from a material decline in our DCEngine product line. Given the uncertainty of future business from the DCEngine product line, we began taking action in the fourth quarter of 2017 to significantly reduce its overhead and operating expenses moving forward aimed at enabling us to return to profitability and free cash flow generation. These actions also included closing the new financing arrangements disclosed in Note 6- Debt and Credit Agreements, which positioned us to implement our expense reduction actions and settle committed inventory purchases through the first half of 2018.

A sustained return to profitability and free cash flow generation is based on certain assumptions and projections, including growth from our Software-Systems business. If we are unable to attain certain levels of revenue growth, or meet our cost reduction targets, we may be out of compliance with covenants associated with the new financing arrangements which may have a material adverse effect on our liquidity.

At September 30, 2018, our cash and cash equivalents including restricted cash amounted to $14.1 million. We believe our current cash and cash equivalents, cash expected to be generated from operations and available borrowings under the ABL Credit Agreement will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our present business operations. If we are unable to comply with various covenants under the ABL Credit Agreement and the Note Purchase Agreement due to the timing of orders and shipments from our Software-Systems customers, delays in payment of accounts receivable or other adverse business conditions that impact our operating plans, without an amendment or waiver, our liquidity outlook could be materially and adversely affected. Pursuant to the Merger Agreement, aggregate borrowings under the ABL Credit Agreement and any additional indebtedness we incur may not exceed $14 million at any time. We continue to pursue a number of actions to improve our cash position including (i) minimizing capital expenditures, (ii) effectively managing working capital, (iii) seeking amendments or waivers from lenders and (iv) improving cash flows from operations. These efforts continue in earnest.

Definitive Agreement

On June 29, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliance Industries Limited, a company organized and existing under the laws of India (“Reliance”), and Integrated Cloud Orchestration (ICO), Inc., an Oregon corporation and a wholly owned subsidiary of Reliance (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into Radisys (the “Merger”), with Radisys surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Reliance, and (ii) at the effective time of the Merger, each outstanding share of common stock of Radisys, no par value (“Common Stock”), (other than Common Stock owned by Reliance, Merger Sub or any wholly-owned subsidiary of Reliance or Radisys or held in the treasury of Radisys, all of which shall be canceled without any consideration being exchanged therefor) will be converted into the right to receive an amount equal to $1.72 per share in cash (the “Merger Consideration”). The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of Common Stock, which was received on September 5, 2018, (ii) the receipt of specified required regulatory approvals, and the suitable form of approval by the Committee on Foreign Investment in the United States, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a “material adverse effect” qualification) and (v) compliance with covenants in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the fourth quarter of 2018.

Adoption of New Accounting Policies

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”),  which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and a retrospective transition method is required. We adopted this guidance in the first quarter of 2018 using the retrospective approach. We have not historically had restricted cash resulting in no impact to previously reported periods. This new guidance did not impact our financial results but did result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows.

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

Due to the immaterial nature from the impact on the timing of revenue recognition based on the cumulative effect of adopting this guidance, an adjustment to the balance of retained earnings as of January 1, 2018 was not required. The comparative information for the three months ended September 30, 2018, including disclosures, has not been restated and continues to be reported under the accounting standards in effect for that period. Refer to our policy over revenue recognition under Critical Accounting Polices and Estimates for further detail.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. We did not identify a triggering event during the three months ended September 30, 2018 to suggest an impairment has occurred.

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

Stock-Based Compensation

We measure stock-based compensation at the grant date, based on the fair value of the award, and recognizes expense on a straight-line basis over the employee's requisite service period. For PRSUs, the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved and vested. The number of shares that ultimately vest depends on the achievement of certain performance criteria over the measurement period. For non-market based performance-based restricted stock, quarterly, we reevaluate the period during which the performance objective will be met and the number of shares expected to vest. The amount of quarterly expense recorded each period is based on our estimate of the number of awards that will ultimately vest.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements including:

•	the Company's business strategy;

•	changes in reporting segments;

•	expectations and goals for revenues, gross margin, R&D expenses, SG&A expenses and profits;

•	the impact of our restructuring events on future operating results, including statements related to future growth, expense savings or reduction or operational and administrative efficiencies;

•	timing of revenue recognition;

•	expected customer orders;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities;

•	continued implementation of the Company's next-generation datacenter product;

•	the expected timing of completion of the Merger;

•	the expected benefits and costs of the Merger;

•	management plans relating to the Merger;

•	the satisfaction of all closing conditions to the Merger, including the ability to obtain regulatory approvals; and

•	other statements that are not historical facts.

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

These factors include, among others, the Company's ability to raise additional capital, increased tier-one commercial deployments across multiple product lines, the continued implementation of the Company’s next-generation datacenter product, customer implementation of traffic management solutions, the outcome of product trials, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, the Company's ability to raise additional growth capital, the Company's dependence on certain customers and high degree of customer concentration, the Company's use of one contract manufacturer for a significant portion of the production of its products, including the success of transitioning contract manufacturing partners, matters affecting the software and embedded product industry, including changes in industry standards, changes in customer requirements and new product introductions, actions by regulatory authorities or other third parties, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, fluctuations in currency exchange rates, key employee attrition, the quality of the Company’s hardware, software, support and services offerings, defects in the Company’s software or hardware products, the availability of raw materials, the limited number of direct and indirect suppliers for some of the components the Company and its contract manufacturer and integrations partners use, volatility in the price of the Company’s common stock as it affects the valuation of its warrants, unfavorable or volatile market conditions, the Company’s ability to protect its intellectual property, the cost of increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime and cyberattacks, the ability of the Company to successfully complete any restructuring, acquisition or divestiture activities, risks relating to fluctuations in the Company's operating results, the uncertainty of revenues and profitability and the potential need to raise additional funding, the satisfaction or timely satisfaction of conditions to the closing of the Merger (including receipt of required regulatory approvals), unexpected costs, liabilities or delays related to the Merger, lower revenues than expected following the Merger, operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) following the Merger, uncertainties surrounding the Merger, the outcome of any legal proceedings related to the Merger, risks that the pending Merger disrupts current plans and operations, limitations placed on the Company’s ability to operate its business under the Merger Agreement, other risks to consummation of the Merger, including circumstances that could give rise to the termination of the Merger Agreement and the risk that the Merger will not be consummated within the expected time period or at all and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of September 30, 2018 the total notional or contractual value of the contracts we held was $2.0 million. These contracts will mature over the next 3 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $0.2 million, decreasing our Indian Rupee hedge asset as of September 30, 2018, to a liability of $0.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $0.2 million, increasing our hedge liability as of September 30, 2018 to nil. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended September 30, 2018, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes with regard to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The risks described in this report, in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Nasdaq requires us to meet certain corporate governance requirements on an ongoing basis in order to continue the listing of our common stock. On July 9, 2018, Nasdaq sent a letter acknowledging our noncompliance with Nasdaq’s audit committee requirements regarding the minimum number of audit committee members. Nasdaq has provided us with a cure period in order to regain compliance as follows: (1) until the earlier of our next annual shareholders’ meeting or July 2, 2019; or (2) if our next annual shareholders’ meeting is held before December 31, 2018, then we must evidence compliance no later than December 31, 2018. We intend to rely upon the cure period provided by Nasdaq. If we fail to regain compliance before the cure period ends, our common stock may be subject to delisting.
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

RADISYS CORPORATION
Dated:	November 8, 2018	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	November 8, 2018	By:	/s/ Jonathan Wilson
Jonathan Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)